Form 10-Q
period 1993-11-30
KETEMA INC
filed 1994-01-13
CIK 838224

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
KETEMA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)
                                                              Three months ended             Nine months ended
                                                                   November 30,                November 30,
                                                                 1993         1992*         1993          1992*
Net sales                                                        $31,902       $27,457       $97,292       $92,483
Expenses:
    Cost of sales, excluding depreciation                         23,932        23,293        73,886        74,410
    Selling, general and administrative                            5,660         4,599        16,334        14,175
    Depreciation                                                   1,203         1,022         3,618         3,279
                                                                  30,795        28,914        93,838        91,864
Operating income (loss)                                            1,107        (1,457)        3,454           619
Other income (expense):
    Interest income                                                  708           785         1,925         3,252
    Interest expense                                              (1,635)       (1,574)       (4,898)       (4,787)
    Other, net                                                        66           (63)          290           (76)
Income (loss) from continuing operations before
    income taxes and minority interest                               246        (2,309)          771          (992)
Provision for (benefit from) income taxes                           (273)         (171)          308           355
Income (loss) from continuing operations
    before minority interest                                         519        (2,138)          463        (1,347)

Less minority interest in loss of subsidiary                          --          (376)           --          (376)
Income (loss) from continuing operations                             519        (1,762)          463          (971)

Discontinued operations net of income taxes                           --           (91)         (305)         (116)

Net income (loss)                                                   $519       $(1,853)         $158       $(1,087)

Primary earnings (loss) per common share**
    From continuing operations                                     $0.15        $(0.47)        $0.13        $(0.26)
    Discontinued operations                                       $(0.00)       $(0.03)       $(0.09)       $(0.03)
    Net income (loss)                                              $0.15        $(0.50)         $0.04         $(0.29)

Average number of common shares outstanding                    3,496,005     3,729,463     3,620,841     3,776,544

    *  Restated to reflect disposition of Aluminum Extrusion Division (Note 5).
    **     The fully diluted earnings per share are not shown since they are antidilutive.

See accompanying notes.


KETEMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands)

                                                                     November 30,            February 28,
 Assets                                                                 1993                     1993*
Current assets:
   Cash and cash equivalents                                               $2,034                  $6,303
   Marketable securities                                                   53,320                  58,405
   Receivables                                                             27,724                  19,088
   Notes receivable from employees                                            530                     408
   Inventories                                                              9,890                  10,952
   Net assets of discontinued operations at
       net realizable value                                                 1,213                   7,822
   Prepaid expenses and other current assets                                7,816                   8,221
       Total current assets                                               102,527                 111,199

Property, plant and equipment, at cost                                     72,988                  70,547
   Less accumulated depreciation                                          (47,204)                (44,812)
        Net property, plant and equipment                                  25,784                  25,735

Intangibles, net of amortization                                           13,513                  14,490

Other assets                                                                8,687                   6,985

                                                                         $150,511                $158,409
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable                                                        $7,123                  $8,268
   Escrow funds payable                                                       --                    5,120
   Accrued employee compensation and benefits                               5,202                   5,710
   Other accrued liabilities                                               17,200                  16,468
   Current maturities of long-term debt                                     4,547                      90
       Total current liabilities                                           34,072                  35,656

Long-term debt                                                             55,694                  60,198
Deferred income taxes                                                         647                     664
Other long-term liabilities                                                 4,157                   4,065
Stockholders' equity                                                       55,941                  57,826
                                                                         $150,511                $158,409


* Restated to reflect disposition of Aluminum Extrusion Division (Note 5).



See accompanying notes.


KETEMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)
                                                                            Nine Months Ended November 30,
                                                                        1993                   1992*
Cash provided by (used for):
   Operating activities:
       Net income (loss) from continuing
           operations                                              $          463        $           (971)
       Depreciation and amortization                                        4,698                   3,684
       Changes in operating working capital                               (10,078)                 (2,690)
       Other                                                                 (448)                   (438)
           Total cash used for continuing operations                       (5,365)                   (415)
       Loss from discontinued operations                                     (305)                   (116)
       Change in net operating assets and depreciation
         of discontinued operations                                          (747)                    442
           Total operating activities                                      (6,417)                    (89)
   Investing activities:
       Additions to property, plant and equipment:
           Continuing operations                                           (3,717)                 (2,904)
           Discontinued operations                                           (504)                   (351)
       Sale of marketable securities, net                                   5,152                   7,422
       Proceeds from sale of Aluminum Extrusion
           Division                                                         2,500                     --
       Proceeds from sale of other assets                                     237                     768
       Other                                                                 (102)                    --
           Total investing activities                                       3,566                   4,935
   Financing activities:
       Proceeds from issuance of long-term debt                               --                      500
       Issuance of common stock                                               --                      111
       Principal repayments of long-term debt                                 (47)                 (2,298)
       Purchase of treasury stock                                              --                  (2,401)
       Repayment of loans against cash surrender value
         of officers' life insurance                                       (1,371)                     --
           Total financing activities                                      (1,418)                 (4,088)
Increase (decrease) in cash and cash equivalents                           (4,269)                    758
Cash and cash equivalents, beginning of period                              6,303                   2,775
Cash and cash equivalents, end of period                            $       2,034         $         3,533

Supplemental cash flow disclosures - excluded from the consolidated statement of cash flows for the period ended November 30, 1993 was the effect of certain non-cash investing activities related to the sale of the Aluminum Division as covered in Note 5.
* Restated to reflect the disposition of Aluminum Extrusion Division (Note 5).

See accompanying notes.

                                    KETEMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1

   The accompanying consolidated financial statements are unaudited, but the Company believes that they include all adjustments necessary for fair presentation of the consolidated financial position of the Company at November 30, 1993, the consolidated results of operations for the three-month and nine-month periods ended November 30, 1993 and 1992 and the consolidated cash flows for the nine-month periods ended November 30, 1993 and 1992.

   Quarterly results of operations are not necessarily indicative of results for the full year. The consolidated financial statements, which are unaudited and contain condensed disclosures, should be read in conjunction with the consolidated financial statements and related notes in the Company's latest audited financial statements.

Note 2

   Primary earnings per share is determined by dividing income (loss) from continuing operations and net income (loss) by the weighted average number of common shares outstanding during the period after adjusting for common stock equivalents arising from stock incentives.

   Earnings per share assuming full dilution is not presented since there is no dilutive effect on earnings per share amounts for the three-month and nine-month periods ended November 30, 1993 and 1992 assuming the conversion of the Company's outstanding debentures into additional shares of common stock and the exercise of outstanding stock incentives.

Note 3

   The differences between the Company's federal income tax rate of 34% and the Company's effective tax rate attributable to continuing operations were as follows:
                                                       (In thousands)
                                                Nine months ended November 30,
                                                  1993                   1992
Statutory federal tax provision                   $262                  $(337)
State income taxes, net of federal
   income tax benefit                               46                     44
Valuation allowance for deferred tax
   assets                                           --                    639
Other                                               --                      9
Provision for income taxes                        $308                   $355

Tax valuation allowances of $0.3 million, established for deferred tax assets during the first and second quarters of fiscal 1994, were reversed in the third quarter since they are now believed to be recoverable.

Components of the Company's deferred tax assets and liabilities as of November 30, 1993 and February 28, 1993 are as follows:
                                                       (In thousands)
                                            November 30,            February 28,
                                                1993                    1993

Total deferred tax assets                       $7,306                $7,643
Valuation allowance for deferred tax assets       (805)                 (805)
   Subtotal                                      6,501                 6,838
Total deferred tax liabilities                  (3,372)               (3,553)
   Net deferred tax assets                      $3,129                $3,285

In addition, as of November 30, 1993 and February 28, 1993 the Company had income tax refund claims receivable of $1,302,000 and $1,436,000, respectively.

Note 4
   The estimated components of inventory stated at lower of LIFO cost or market are:
                                                       (In thousands)
                                           November 30,            February 28,
                                                1993                   1993*

  Finished goods and parts                      $5,101                 $3,630
  Work in process                                3,745                  6,275
  Raw Materials                                  1,044                  1,047
                                                $9,890                $10,952
*  Restated to reflect disposition of Aluminum Extrusion Division (Note 5).

       The excess of the FIFO method of inventory valuation over the LIFO value was $10,333,000 and $10,967,000 at November 30, 1993 and February 28, 1993,
respectively, after restating February 28, 1993 for the effect of discontinued operations. Inventories have been reduced by progress payments of $674,000 at November 30, 1993 and $694,000 at February 28, 1993.

   During the three-month and the nine-month periods ended November 30, 1993 and 1992, inventories of certain business pools were reduced resulting in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the current cost of inventory. The effect of these inventory liquidations was to reduce cost of sales by approximately $516,000 and $195,000 for the three-month periods ended November 30, 1993 and 1992, respectively, and by approximately $905,000 and $431,000 for the nine-month periods ended November 30, 1993 and 1992, respectively.

Note 5

   On September 1, 1993 the Company completed the sale of the business and substantially all the assets of its Aluminum Extrusion Division to Columbia Aluminum Corporation effective as of the close of business August 31, 1993. The total sales price of $10,979,000 was comprised of $500,000 of cash and non-cash items consisting of 190,900 shares of Ketema, Inc. common stock valued at $2,100,000 and a short-term note for $8,379,000 ($2,000,000 of this note was paid in the third quarter of fiscal 1994 and the balance was paid on December 30, 1993).

   The remaining assets of the Aluminum Extrusion Division at November 30, 1993 of $1,213,000 consist primarily of accounts receivable from the purchaser, Columbia Aluminum, and some fixed assets to be disposed of separately. The assets of the Aluminum Extrusion Division at February 28, 1993 were $11,112,000 consisting primarily of receivables, inventory and property, plant and equipment less liabilities of $3,290,000 consisting of payables and accruals. The net book value of the assets to be disposed of is presented separately on the Consolidated Balance Sheet as a current asset except, at November 30, 1993, for approximately $3,328,000 of payables and accruals to be retained by Ketema, Inc.

   Operating results of the Aluminum Extrusion Division were as follows:
                                                  (Dollars in thousands, except per share data)
                                                Three months ended                Nine months ended
                                                    November 30,                     November 30,
                                               1993           1992              1993           1992
Sales                                        $   --          $7,436           $17,412        $25,124
Loss before income taxes                         --            (153)             (508)          (194)
Income tax benefit                               --              62               203             78
Loss from operations                             --             (91)             (305)          (116)
Loss per share from
   discontinued operations                   $   --           $(.03)            $(.09)         $(.03)


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

  On September 1, 1993 the Company completed the sale of the business and substantially all the assets of its Aluminum Extrusion Division effective as of the close of business August 31, 1993. The financial statements present the results of the Aluminum Extrusion Division as a discontinued operation, and reported amounts for the previous year have been restated consistent with this presentation. The Division was previously included in the Industrial Group for business segment reporting. See the Notes to the Financial Statements for further information on the Aluminum Extrusion Division.

Financial Condition

  Liquidity and Capital Resources

  Working capital at November 30, 1993 amounted to $68.5 million, compared to $75.5 million at February 28, 1993. Included in current assets are cash, cash equivalents and marketable securities of $55.4 million at November 30, 1993 and $64.7 million at February 28, 1993. The reclassification of $4.5 million of long-term debt to current was the major portion of the $7.0 million reduction in working capital. The ratio of current assets to current liabilities at November 30, 1993 was 3.01 to 1.

  Cash used for operating activities by the Company's continuing operations for the nine-month period ended November 30, 1993 was $5.4 million, compared to $0.4 million for the same period of fiscal 1993. This increase is due principally to changes in working capital related to increases in business activity and from the funding of a $5.1 million escrow account in conjunction with the acquisition of Aldan Machining, Inc. in the prior year. Cash provided by investing activities was $3.6 million for 1994 compared to $4.9 million in the prior year, the components of which are detailed on the consolidated statement of cash flow. The only significant financing activity in the nine-month period was $1.4 million used to repay loans against the cash surrender value of officers' life insurance policies.

  The Company's overall financial condition remained strong at November 30, 1993, and its liquidity and capital resources were adequate for its operating needs.


Results of Operations

  Third Quarter of Fiscal 1994 Compared to the Third Quarter of Fiscal 1993

  The following comments pertain to the Company's continuing operations and compare the third quarter of fiscal year ending February 28, 1994 to the same period of fiscal 1993. Sales for 1994 were $31.9 million compared to $27.5 million in 1993, an increase of $4.4 million or 16.0%. Operating income for 1994 was $1.1 million, which was $2.6 million greater than the $1.5 million loss in 1993. The changes in sales and operating income by business group are shown in the following table:

Third Quarter of Fiscal 1994 Compared to Third Quarter of Fiscal 1993 (cont.)

COMPARATIVE SALES AND OPERATING INCOME
         ($ millions)                                   Sales                        Operating Income
                                              Fiscal     Fiscal   Increase    Fiscal     Fiscal   Increase
    Group                                      1994       1993     (Decr.)     1994       1993     (Decr.)
    Process                                    $13.5      $11.7      $1.8      $0.6       $1.1      $(0.5)
    Aerospace                                   12.1        9.9       2.2       1.6        0.5        1.1
    Industrial                                   5.9        5.9       0.0       0.5        0.4        0.1
    American Innovations, Inc.                   0.4        0.0       0.4      (0.3)      (1.9)       1.6
    Corporate Gen. & Admin.                       NA         NA        NA      (1.3)      (1.6)       0.3

         Totals                                $31.9      $27.5      $4.4      $1.1      $(1.5)      $2.6

  The Process Group reported sales of $13.5 million in 1994, an increase of $1.8 million or 15.4% compared to sales of $11.7 million for 1993. Increases in shipments of flow measurement devices of $0.9 million and miscellaneous process equipment of $1.2 million were partially offset by a decrease in shipments of heat exchangers of $0.3 million. The increase in shipments of flow measurement devices is due primarily to the acquisition of XO Technologies in the fourth quarter of last year. The increase in sales of miscellaneous process equipment resulted from increased shipments of centrifuges, including several exported to China. The decline in shipments of heat exchangers was principally due to poor economic conditions. Operating profit for the Process Group was $0.6 million, which was $0.5 million less than 1993. The reduced shipments and lower margins of heat exchangers negatively impacted operating profits by $0.7 million; this negative impact was offset somewhat by increased operating profits resulting from the higher level of sales of flow measurement devices and miscellaneous process equipment.

  The Aerospace Group recorded sales of $12.1 million for 1994, an increase of $2.2 million or 22.2% compared to 1993. The purchase of Aldan Industrial Machining, Inc. during 1993 caused $0.7 million of the increase while shipments of other aerospace components increased by $2.0 million, due principally to the completion of negotiations on new programs. These increases were offset by reduced shipments of electro-mechanical devices of $0.5 million. Delays and extensions of aerospace customer requirements related to defense industry cutbacks and softness in the commercial airline business, which have had an adverse effect on sales and profits of aerospace components in the past, are expected to continue for some time in the future. Operating profit of this group was $1.6 million, an improvement of $1.1 million compared to the prior year. The liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared with the current cost of inventory contributed $0.3 million to this improvement. The balance is attributable to the increase in volume, improved productivity and cost control measures related to the manufacture of aerospace components at the Aerospace & Electronics Division.

Third Quarter of Fiscal 1994 Compared to Third Quarter of Fiscal 1993 (cont.)

  The Industrial Group recorded sales of $5.9 million in 1994, the same as 1993. An increase in shipments of extruded monofilaments of $0.5 million, resulting from new products introduced for the household and industrial brush market, and increased demand for paint brush bristle was offset by a similar decrease in sales of die castings. The operating profit of the Industrial Group was $0.5 million, an increase of $0.1 million over the prior year. Increased shipments of extruded monofilaments resulted in an increase in operating profit of $0.3 million; and increased volume, cost control measures and new production techniques used in the manufacture of thermistors increased operating profit by $0.1 million. Reduced sales of die castings caused a reduction in operating profit of $0.3 million.

  American Innovations, Inc., which was acquired late in the third quarter of 1993 and consequently had no sales in that period, reported sales of $0.4 million in 1994. Operating losses, consisting primarily of marketing and engineering costs, were $0.3 million in 1994 compared to $1.9 million in 1993 which included a $1.8 million charge to research and development expense for the value of research and development projects in process at the time of acquisition.

  On a Consolidated basis, income from continuing operations was $0.5 million, or 15 cents per share compared to a net loss of $1.8 million or 47 cents per share in the prior year. This improvement is principally attributable to the improved operating income discussed above as well as a decrease of $0.3 million of Corporate General & Administrative expense related principally to reduced insurance costs. The tax provision for 1994 includes the reversal of a valuation allowance of $0.3 million for certain deferred tax assets related to 1994 losses that are now expected to be recoverable. The Aluminum Extrusion Division operation, discontinued in the second quarter of 1994, incurred an after-tax loss of $0.1 million in 1993.

  Net Income for the Company was $0.5 million this year, which is an improvement of $2.4 million or 65 cents per share over the prior year.


  First Nine Months of Fiscal 1994 Compared to the First Nine Months of Fiscal 1993

  The following comments pertain to the Company's continuing operations and compare the first nine months of fiscal year ending February 28, 1994 to the same period of fiscal 1993. Sales for 1994 were $97.3 million compared to $92.5 million in 1993, an increase of $4.8 million or 5.2%. Operating income for 1994 was $3.4 million which was $2.8 million greater than 1993. The changes in sales and operating income by business group are shown in the following table:

    First Nine Months of Fiscal 1994 Compared to the First Nine Months of Fiscal 1993 (cont.)

COMPARATIVE SALES AND OPERATING INCOME
         ($ millions)                                   Sales                        Operating Income
                                              Fiscal     Fiscal   Increase    Fiscal     Fiscal   Increase
    Group                                      1994       1993     (Decr.)     1994       1993     (Decr.)
    Process                                    $42.3      $39.4      $2.9      $3.9       $4.5      $(0.6)
    Aerospace                                   35.2       33.9       1.3       3.6        1.2        2.4
    Industrial                                  19.4       19.2       0.2       2.1        1.7        0.4
    American Innovations, Inc.                   0.4        0.0       0.4      (1.2)      (1.9)       0.7
    Corporate Gen. & Admin.                       NA         NA        NA      (5.0)      (4.9)      (0.1)

         Totals                                $97.3      $92.5      $4.8      $3.4       $0.6       $2.8

  The Process Group's sales were $42.3 million in 1994, an increase of $2.9 million or 7.4% compared to sales of $39.4 million for the same period of 1993. Shipments of flow measurement devices and miscellaneous process equipment increased $3.2 million and $1.3 million, respectively, while shipments of heat exchangers decreased $1.6 million. The increase in shipments of flow measurement devices is due to the acquisition of XO Technologies in the fourth quarter of last year. The increase in sales of miscellaneous process equipment resulted from increased shipments of centrifuges, including several exported to China. The decline in shipments of heat exchangers is due, for the most part, to poor economic conditions. Operating profit for the Process Group for 1994 was $3.9 million, $0.6 million less than 1993. The reduced shipments and lower margins of heat exchangers negatively impacted operating profits by $1.3 million, which was partially offset by increases in operating profits of $0.3 million from increased sales of flow measurement devices and of $0.4 million due to increased sales and improved margins on miscellaneous process equipment.

  The Aerospace Group reported sales of $35.2 million for 1994, an increase of $1.3 million or 3.8% compared to 1993. The purchase of Aldan Industrial Machining, Inc. during 1993 caused an increase in sales of $2.9 million and shipments of other aerospace components increased by $1.3 million, due principally to the completion of negotiations on new programs. Reduced shipments of electro-mechanical devices and the sale of the Textile Products and Composite Materials divisions in the third quarter of 1993 decreased group sales by $1.2 million and $1.7 million, respectively. Delays and extensions of aerospace customer requirements related to defense industry cutbacks and softness in the commercial airline business, which have had an adverse effect on sales and profits of aerospace components in the past, are expected to continue for some time in the future. The operating

  First Nine Months of Fiscal 1994 Compared to the First Nine Months of Fiscal 1993 (cont.)

  profit of this group for 1994 improved by $2.4 million to $3.6 million compared to the prior year. The liquidation of LIFO inventory layers carried at lower costs prevailing in prior years compared with the current cost of inventory contributed $0.5 million to this increase. The balance of the increase is primarily attributable to improved manufacturing techniques and cost control measures in the manufacture of aerospace components at the Aerospace & Electronics Division.

  Sales of the Industrial Group were $19.4 million in 1994, compared to $19.2 million for 1993. This increase of $0.2 million or 1.0% was due to increased shipments of extruded monofilaments of $1.4 million as a result of new products introduced for the household and industrial brush market and increased demand for paint brush bristle and specialty monofilaments, and increased sales of thermistors of $0.2 million offset by a decrease in die casting sales of $1.4 million. The operating profit of the Industrial Group was $2.1 million in 1994, an increase of $0.4 million over the prior year. Increased shipments of extruded monofilaments resulted in an increase in operating profit of $0.5 million and increased volume, cost control measures and new production techniques used in the manufacture of thermistors also increased operating profit by $0.4 million. Reduced sales volume in die castings caused a reduction in operating profits of $0.5 million.

  American Innovations, Inc., acquired in the third quarter of 1993, had sales of $0.4 million in 1994 compared to none in 1993. Orders have been received totaling $1.3 million, including an order for 10,000 units from a major utility, and the backlog is $1.5 million at November 30, 1993. Operating losses, consisting primarily of marketing and engineering costs, were $1.2 million so far this year compared to $1.9 million in 1993 which included a $1.8 million charge to research and development expense for the value of research and development projects in process at the time of acquisition.

  On a Consolidated basis, income from continuing operations was $0.5 million or 13 cents per share, an improvement of $1.4 million from the prior year loss of $1.0 million or 26 cents per share. This improvement is primarily the result of the increased operating income discussed above offset by a decrease in interest income of $1.3 million mainly as a result of lower
  interest rates and, to a lesser extent, a lower investment pool.   Unlike
  the 1993 tax provision, the tax provision for 1994 does not include a valuation allowance for certain deferred tax assets related to current year losses since these are expected to be recoverable. The discontinued Aluminum Extrusion Division operation incurred after-tax losses in both years.

  The net income for the Company for 1994 was $0.2 million or 4 cents per share compared to the net loss for 1993 of $1.1 million or 29 cents per share.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

  See Item 1 in second quarter 10-Q for discussion related to legal proceedings.


Item 6.  Exhibits and Reports on Form 8-K.

   a)  Exhibits.

         Exhibit 11 - Computation of Earnings Per Common Share.

   b)  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended November 30, 1993 other than as already reported in the Company's second quarter 10-Q.

      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            KETEMA, INC.

                                            (Registrant)




                                             By /s/ William E. Leisey
                                             Controller
                                             (Principal Accounting Officer
                                              and duly authorized signer)

January 12, 1994