Form 10-K
period 1994-02-28
KETEMA INC
filed 1994-05-23
CIK 838224

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended February 28, 1994

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the transition period from  to

                         COMMISSION FILE NUMBER 1-10028
                               ----------------
                                  KETEMA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               23-2511128
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    501 S. CHERRY STREET, SUITE 600,                     80222
            DENVER, COLORADO                           (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (303) 331-0940

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
Common Stock, Par Value $1.00 Per Share         American Stock Exchange
 8% Convertible Subordinated Debentures         American Stock Exchange
                Due 2003
    7% Cumulative Convertible Voting
            Preferred Stock,
       Par Value $1.00 Per Share                          None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  X
              Yes     No
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           X
          ---
  The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 6, 1994: $42,039,432
  The number of shares of common stock outstanding as of May 6, 1994:
3,490,202.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for
Annual Meeting of Stockholders to be held on June 30, 1994.
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS--PROPOSED MERGER TRANSACTION

  In an amendment to a Schedule 13D Statement, dated October 19, 1993, filed with the Securities and Exchange Commission, a group of stockholders of Ketema, Inc. (the "Company"), consisting of clients of American Securities Partners, L.P. ("American Securities Partners"), including three directors of the Company (the "American Securities Group"), stated that they were considering various options with regard to their investment in the Company including initiating or responding to proposals regarding a merger or other business combination. The Amendment also stated that the American Securities Group had discussed generally and intended to explore with Hugh H. Williamson, III, the President and Chief Executive Officer of the Company, a possible merger or business combination transaction. On April 28, 1994, KTM Holdings Corp., a corporation organized on behalf of the American Securities Group ("KTM"), delivered a proposal to the Company's Board of Directors proposing the acquisition of all outstanding shares of Common Stock not already owned by the members of the American Securities Group at a price of $13.125 per share payable in cash through a merger of a wholly-owned subsidiary of KTM into the Company which would be the surviving corporation and become a wholly-owned subsidiary of KTM (the "Merger Proposal"). The Merger Proposal provides that the proposed merger, if approved by the Board of Directors based on a favorable recommendation of a special committee of the Board consisting of two directors who are not members of the American Securities Group or employees of the Company (the "Special Committee"), would be subject to a number of conditions, including (i) the negotiation and execution of a definitive merger agreement, (ii) approval by the holders of a majority of the outstanding shares of Common Stock, (iii) KTM reaching satisfactory agreements with (a) the institutional investors holding the Company's outstanding Senior Notes regarding the early retirement of such Notes and (b) Mr. Williamson, regarding, among other things, his continuation as Chief Executive Officer of the Company and his exchange of the convertible debentures and options held by him for an equity participation in KTM if the proposed merger is consummated, and (iv) the funding of working capital and term loans to finance the transaction under a bank commitment letter. Subsequently, KTM reached an understanding with Mr. Williamson. The American Securities Group and Mr. Williamson beneficially own in the aggregate approximately 22.87% of the outstanding shares of Common Stock (after giving effect to the conversion of all convertible debentures held by them and the exercise of all presently exercisable stock options held by Mr. Williamson).

  "Thereafter, the Special Committee, with the assistance of its financial and legal advisors, began to consider the Merger Proposal in light of, among other things, the operating and financial performance of the Company." There can be no assurances that the merger contemplated by the Merger Proposal, or any other business combination involving the Company, will be approved by the Special Committee or the Board of Directors, or if approved, will be consummated.

  Subsequent to the Company's public announcement on April 28, 1994 of its receipt of the Merger Proposal, the Company was served with, or advised of the filing of, seven class action lawsuits in the Delaware Court of Chancery, New Castle County, relating to the Merger Proposal. The complaints name as defendants all or certain directors of the Company and, in some instances, the Company itself. See Item 3 of this Form 10-K, "Legal Proceedings".

BUSINESS ORGANIZATION, PRODUCTS AND MARKETS

  The Company is a diversified multi-product manufacturer which develops, designs, manufactures and markets a wide group of products for industrial and commercial markets.

  The Company was incorporated in May 1988 in connection with a corporate restructuring of AMETEK, Inc. ("Ametek"), in which certain businesses and related assets and liabilities of Ametek were transferred to the Company. On November 30, 1988, the Company became a separate, publicly held corporation by means of the pro rata distribution (the "Distribution") by Ametek of all the outstanding shares of the Company's Common Stock, $1.00 par value ("Common Stock"), to holders of record of Ametek's common stock as of the close of business on that date. Concurrent with the Distribution, the Company commenced a rights offering which resulted in the issuance of $17.5 million aggregate principal amount of the Company's 8% Convertible Subordinated Debentures Due 2003 ("Debentures") for aggregate gross proceeds of $17.5 million. The Debentures are convertible into either Common Stock or, under certain circumstances, shares of the Company's 7% Cumulative Voting Preferred Stock, $1.00 par value ("Preferred Stock"), which in turn are convertible into Common Stock.

  As of February 28, 1994, the Company consisted of eleven operating units. These operating units and their major products are described in the following paragraphs and are divided into four business segments: Process Group, Aerospace Group, Industrial Group and American Innovations, Inc. The Process Group designs and manufactures highly engineered components and equipment for the chemical process, petroleum, agriculture, power and related industries. The Aerospace Group engineers and produces parts and components for aircraft and rocket engines, missiles, satellites and other aerospace applications. The units in the Industrial Group generally manufacture products that involve fairly standard manufacturing processes and industrial applications. American Innovations, Inc. designs and produces systems for an emerging market, namely the remotely monitored meter reading segment of the utility industry.

PROCESS GROUP

  The Heat Transfer division manufactures Whitlock(R) shell and tube heat exchangers and Acme(R) chiller barrels designed to maintain temperature or remove or recover heat in many industrial processes. Standard heat exchangers are supplied for computer, electronic and other industrial applications, while custom-engineered heat exchangers are supplied to the refrigeration, power and process industries. The division utilizes manufacturer's representatives as well as its own personnel to market its products.

  The McCrometer division produces propeller and V-Cone(TM) differential pressure flow meters, some with electronic batching and remote recording systems, used primarily for agricultural applications and, to a lesser extent, for industrial and municipal applications, both in the U.S. and in certain foreign markets. Flow meters measure and regulate the usage of water or other fluids. The division's marketing efforts are conducted primarily through manufacturer's representatives and dealers in the agricultural markets.

  The Process Equipment division engineers and manufactures equipment to separate solids from liquids in numerous applications and provides maintenance, overhaul and field services for equipment manufactured by the Company and other manufacturers. It produces Tolhurst(R) and Mark III(R) centrifuges, Filtroba helical filters and helical filter dryers, Niagara filters and filtration fabrics for pharmaceutical and other process industries. Also produced are large metal fabrications made to customer specifications for use as bellows and expansion joints. Process Equipment's products are sold primarily through manufacturer's representatives.

  The Schutte and Koerting division manufactures flow measurement and control devices, including the following: variable area meters and turbine meters for the aerospace, general aviation and automotive industries; steam jet apparatus and fume scrubbers for the chemical process, petrochemical and pulp and paper markets; and valves for the power generation industry. Certain high accuracy flow meters are used principally as instruments for calibration. Schutte and Koerting's products are sold primarily through manufacturer's representatives.

AEROSPACE GROUP

  The Ketema A&E division (formally the Aerospace & Electronics division) produces titanium, stainless steel and other high-temperature alloy precision weldments and brazements for a large variety of jet and gas turbine aircraft engines. It also supplies components and assemblies for the rocket engine of the Space Shuttle and the fuselage of missiles. In addition, Ketema A&E designs and manufactures microelectronic fuel control systems for aerospace and missile projects. Many of Ketema A&E products have military applications and are built to customer specifications. Jet engine components produced by Ketema A&E represented approximately 25% in fiscal 1994, 18% in fiscal 1993 and 23% in fiscal 1992, of the Company's net sales. Most of Ketema A&E's sales are made under subcontracts for the U.S. government and sales are made primarily by divisional personnel.

  Aldan Industrial Machining, Inc. ("Aldan"), a wholly-owned subsidiary which was acquired in the fourth quarter of fiscal 1993, designs and manufactures special-use bearings, including slot-loaded, swaged, fractured and lined bearings, rod ends and fittings. While Aldan focuses primarily on the aerospace industry, it also develops and manufactures high-precision machined components for other industries. Sales are made by Aldan personnel.

  Programmed Composites, Inc., a wholly-owned subsidiary, fabricates advanced composite structures primarily for commercial satellite programs. Sales are made by Programmed Composites' personnel.

INDUSTRIAL GROUP

  The Los Angeles Die Casting division produces custom die-cast zinc and aluminum components for the automotive and recreational vehicle after-market, computer, commercial and residential lighting products, appliance manufacturers and industrial applications. These components are produced to customer design and are sold by divisional personnel and manufacturer's representatives.

  The Rodan division manufactures thermistors and thermistor assemblies, which are solid-state devices that produce precise changes in electrical resistance as temperature increases or decreases. Rodan's Surge-Gard(TM), a current-limiting device, is used in computers, power supplies, motors and filament circuits. Rodan also manufactures positive temperature coefficient thermistors which function as temperature sensors to protect motors and electric circuits from over-current conditions. Sales are made by divisional personnel and by manufacturer's representatives.

  The Special Filaments division produces thermoplastic monofilaments extruded from nylon, polyester and olefin resins and combinations of these materials. These products are sold primarily as monofilament fibers for industrial textile applications and bristles for paint, household, industrial, hair and cosmetic brushes. Sales are made by divisional personnel and a distributor.

AMERICAN INNOVATIONS, INC.

  American Innovations, Inc., an 80% owned subsidiary which was acquired in the third quarter of fiscal 1993, designs and manufactures microprocessor driven remotely monitored meter reading systems primarily for the utility industry. Sales are made by American Innovations' personnel and manufacturer's representatives.

RESEARCH AND DEVELOPMENT

  Research activities are geared toward new product development as well as improvement of existing products or manufacturing processes. The Company spent $0.7 million in fiscal 1994, $3.6 million in fiscal 1993, and $0.7 million in fiscal 1992, on research and development programs. Research and development expenditures in fiscal 1993 included research and development in process in connection with the acquisition of American Innovations, Inc., a development stage enterprise acquired in the third quarter of fiscal 1993.

COMPETITION

  The Company's products are marketed on a worldwide basis. Generally, most markets in which the Company operates are highly competitive and, while generally stable in terms of demand, are subject to general economic conditions. Many of the Company's businesses have an established customer base with a known product identity. The principal elements of competition for the products manufactured in each of the Company's business segments are price, product features, distribution, product quality and service. The Company believes that, as a whole, it competes effectively with respect to all of the foregoing.

  At the Special Filaments division, the Company's competition in certain extruded filaments is from some of its larger raw material suppliers and customers who are also end-product manufacturers.

  In all other operations the Company faces intense competition from competitors having either greater or lesser financial and technological resources. The Company does not believe that it is a major factor in any market it serves.

CUSTOMERS

  The Company, as either a prime contractor or a subcontractor, sells certain of its products and services to various agencies of the United States government. Approximately $26.8 million or 21% of the Company's fiscal year 1994 sales were ultimately to the U.S. Government as prime contract and subcontract sales. Sales to General Electric Co. ("G.E.") in fiscal 1994 were approximately $35.1 million or 28% of net sales, of which $18.6 million were included above as subcontracts to the U.S. Government. In November 1993, the Company received verbal notification from G.E. of its intention to transfer, over a several year period, certain of its business to other suppliers because the Company would not honor G.E.'s demand for additional substantial price concessions. While this continues to be a concern for the Company, no significant transfers have yet been made and the Company has received new orders from G.E. since the notification. Substantially all these sales were made by units in the Aerospace segment. Except for various U.S. Government agencies treated as a single customer and G.E., the Company as a whole is not dependent on any single customer or a few customers such that their loss would have a material adverse effect on its operations.

BACKLOG

  The Company's backlog of unfilled orders at February 28, 1994 and 1993 by business segment was as follows (in thousands):

                                                                  1994    1993
                                                                 ------- -------
      Process Group............................................. $13,500 $11,400
      Aerospace Group...........................................  42,700  50,700
      Industrial Group..........................................   5,000   4,300
      American Innovations, Inc.................................   1,400     600
                                                                 ------- -------
          Total................................................. $62,600 $67,000
                                                                 ======= =======

  Backlog is not considered significant to the operations of the Industrial and Process Groups because substantially all orders are filled on a current order and shipment basis. Of the total February 28, 1994 backlog, the Company believes that all but approximately $21.0 million, primarily in the Aerospace Group, will be filled by February 28, 1995.

RAW MATERIALS

  The Company's businesses obtain raw materials and supplies from a variety of sources, generally from more than one supplier. However, in the Industrial segment, certain commodities are available only from a limited number of suppliers. The Company believes that its sources and supply of raw materials are adequate for its needs.

PATENTS, LICENSES AND TRADEMARKS

  The Company owns numerous unexpired U.S. trademarks, U.S. patent and trademark applications, U.S. design patents, and foreign patents, trademarks and applications therefor, including counterparts of its more important U.S. patents and trademarks, in the major free-trade industrial countries of the world. The

Company is a licensor or licensee under patent agreements of various types and its products are marketed under various registered U.S. and foreign trademarks and trade names. However, the Company does not consider any one patent or trademark or any group thereof essential to its business as a whole, or to any of its business segments. The annual royalties received or paid under license agreements are not significant.

PERSONNEL

  At February 28, 1994, the Company employed approximately 1,080 employees, 54% of whom were non-salaried employees. Four of the Company's units rely on union employees who comprise 32% of all non-salaried employees. Management believes that the Company's relations with its employees are satisfactory.

SEASONAL VARIATIONS OF BUSINESS

  The Company believes that its business as a whole and the business segments in which it operates are not subject to significant seasonal variations.

ENVIRONMENTAL MATTERS

  The Company is subject to an expanding and evolving set of environmental laws and regulations. Compliance with these laws and regulations may require higher capital expenditures and expenses in the future. For instance, as reported in fiscal 1993, the Company had identified certain historic materials handling practices at its Bensalem, Pennsylvania manufacturing plant which may require future expenditures. The Company retained an environmental engineering firm to evaluate these conditions and develop any necessary cleanup plans. No formal remediation report has been completed at this time.

  The Company has notified the appropriate state regulatory agency regarding this investigation process. No enforcement agency process has been initiated. The former site owner, Ametek, has also been notified. While it is difficult to quantify the potential financial impact of this matter, based on engineering estimates derived from currently available information, the Company reserved $1.0 million in fiscal 1993 to account for ongoing investigation costs and any cleanup work that would ultimately be required. During fiscal 1994, the Company charged investigative and engineering costs of $0.2 million to this reserve and based on available information, the Company believes that its current reserve is sufficient to account for any further investigation and cleanup costs that may become necessary at the site.

  Otherwise, while it is difficult to quantify the potential impact of the evolving set of environmental laws and regulations generally pertinent to the Company's operations, the Company believes that, other than the incident discussed above, they will have no material effect on the Company's financial position or future results of operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  The business segment information set forth in Note 15 to the Financial Statements is incorporated herein by reference.

WORKING CAPITAL PRACTICES

  The Company does not have extraordinary working capital requirements in any of its business segments. Customers generally are billed at normal trade terms with no extended payment provisions. Under certain U.S. government contracts, shipments may be made before the contracts are finalized and invoicing is allowed. Inventories are controlled and maintained at levels responsive to normal delivery requirements of customers. However, under certain long-term contracts and programs, as to which the Company receives progress payments, inventories may be carried for longer periods.

ITEM 2. PROPERTIES.

  The Company has 11 operations in five states. Nine facilities are owned in fee and twelve are leased. The properties held in fee consist of approximately 75 acres, of which approximately 932,000 square feet are under roof. Of the leased properties a total of approximately 170,000 square feet is under roof. The leases expire over a range from 1995 to 1998 with renewal options for varying terms contained in most of the leases.

  The Company's machinery, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The principal operating facilities of the Company by business segment are summarized below:

                                                     NUMBER OF     SQUARE FEET
                                                     PROPERTIES    UNDER ROOF
                                                    ------------ ---------------
                                                    OWNED LEASED  OWNED  LEASED
                                                    ----- ------ ------- -------
      Process Group................................    4     4   448,000  65,000
      Aerospace Group..............................    3     2   300,000  40,000
      Industrial Group.............................    2     4   184,000  54,000
      American Innovations, Inc....................    -     1       --    3,000
      Corporate....................................    -     1       --    8,000
                                                     ---   ---   ------- -------
          Total....................................    9    12   932,000 170,000
                                                     ===   ===   ======= =======

  In addition to the above, the Company has certain non-operating properties as a result of business dispositions in fiscal 1993 and 1994. One property with 11,000 square feet under roof is owned and two properties with 130,000 square feet under roof are leased.

ITEM 3. LEGAL PROCEEDINGS.

  On August 25, 1993, the Company, Hugh H. Williamson, III--the Company's President and Chief Executive Officer, and John McCloskey--formerly the Company's Vice President-Manufacturing, were sued in the District Court, 160th Judicial District, Dallas, Texas, by Raymond J. Moore, the former General Manager of the Company's Heat Transfer Division, located in Grand Prairie, Texas. The case has been removed to the United States District Court for the Northern District of Texas, Dallas Division. Mr. Moore seeks damages for the alleged intentional infliction of severe emotional distress suffered by him as the result of an unsatisfactory performance review, negligent employment and retention, defamation and violations of the Age Discrimination in Employment Act, the Family Medical Leave Act and the Americans with Disabilities Act. Mr. Moore principally seeks, from the defendants, jointly and severally: lost wages in the amount of $20,000; full pay and benefits through 1997 in the amount of $150,000 per year as front pay; exemplary and punitive damages in the amount of $100 million; damages for mental anguish and emotional distress in the amount of $20 million; and $20 million for the age, disability, family leave and defamation claims. The Company believes the case is without merit. Discovery is ongoing. The Company and the individual defendants intend to contest the matter vigorously and believe they have meritorious defenses. Trial is currently scheduled for the two week period following November 21, 1994.

  Subsequent to the Company's public announcement on April 28, 1994 of its receipt of the Merger Proposal (as described in Item 1. Business. Recent Developments--Proposed Merger Transaction), the Company was served with, or advised of the filing of, seven class action lawsuits in the Delaware Court of Chancery, New Castle County relating to the Merger Proposal. The complaints name as defendants, inter alia, all or certain directors of the Company and, in some instances, the Company itself. These lawsuits are as follows: Phyllis Freiman v. Hugh H. Williamson, III, et al, CA. No. 13485; Adolph Raab v. Alexander G. Anagnos, et al, CA. No. 13489; Moshe Greenfield v. Hugh H. Williamson, III, et al, CA. No. 13491; Robert L. Dunn v. Hugh H. Williamson, III, et al, CA No. 13494; William Klein II P.C. v. Ketema, Inc., et al, CA. No. 13504; Olga Fried v. Hugh H. Williamson, III, et al, CA. No. 13490; Croyden Associates v. Ketema, Inc., et al, CA. No. 13487.

  All of the complaints allege that the proposal by certain of the defendant directors who are members of the American Securities Group to acquire the remaining interest of the Company at the offer price of $13.125 in cash, if accepted, would be inadequate and unfair to the minority shareholders of the Company and would constitute a breach of fiduciary duties by the defendant directors. Certain of the complaints include further allegations, among them, that the offer "effectively put(s) a cap on the market price for Ketema stock" and therefore is manipulative, and that there is allegedly non-public information in the possession of the defendants with respect to the Company's prospects which should be disclosed to shareholders to enable them to determine whether to exercise appraisal rights in any proposed merger. The principal relief sought by the complaints is a declaration that, if the acquisition were consummated at the offered price, it would constitute a breach of fiduciary duty and the granting of a preliminary injunction to bar an acquisition at the offered price. The complaints further seek to rescind the merger if implemented prior to entry of an injunction, to recover damages in an unspecified amount, reimbursement of costs, including attorneys' and experts' fees, and other equitable relief.

  In addition, the Company is party to routine litigation incidental to its business, none of which, in the opinion of management, will have a material impact on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of its fiscal year ended February 28, 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The following table sets forth the high and low quoted sales prices for the Company's Common Stock on the American Stock Exchange for the periods indicated.

      FISCAL QUARTER ENDED                                        HIGH     LOW
      --------------------                                       ------- -------
      February 28, 1994......................................... $14 1/2 $12 1/2
      November 30, 1993......................................... $15 3/4 $10 3/4
      August 31, 1993........................................... $11 7/8 $ 9 7/8
      May 31, 1993.............................................. $12 1/2 $    11
      February 28, 1993......................................... $12 1/2 $10 5/8
      November 30, 1992......................................... $11 5/8 $    11
      August 31, 1992........................................... $11 7/8 $10 7/8
      May 31, 1992.............................................. $11 7/8 $ 9 1/2

  At May 6, 1994, there were approximately 3,600 holders of record of the Company's Common Stock.

  The Company has not paid cash dividends to date. As of February 28, 1994, payments of dividends were restricted until the Company earns additional net income of $6.0 million. In the future, the Company's Board of Directors will consider the advisability of paying cash dividends, when permitted, based on the Company's earnings, financial condition, anticipated cash needs and such other factors as are deemed relevant at the time.

  Under the terms of the Note Purchase Agreement with respect to the Company's Senior Notes due October 31, 2003 ("Senior Debt"), the Company is restricted in its ability to pay any dividend or make any distribution on its capital stock or to its stockholders (other than dividends or distributions payable in its Common Stock or rights, warrants, options or similar securities with respect to the purchase of its Common Stock). Such payments or distributions are prohibited (i) if a Default or an Event of Default, as defined in the Note Purchase Agreement, has occurred and is continuing, or (ii) if, in the aggregate, proposed dividends, repurchases of shares of Common Stock, or certain investments are in excess of $5.0 million plus 75% of cumulative net income (or minus 100% of net losses) subsequent to December 1, 1988, plus any proceeds from the issuance of Common Stock or resulting from the conversion of indebtedness or Preferred Stock into Common Stock. During fiscal 1991, the Company received a waiver from its lenders excluding $3.0 million of certain costs reimbursed to Ametek from the above calculation. During fiscal 1992, the Note Purchase Agreement was amended to permit additional repurchases of up to $15.0 million of the Company's Debentures and Common Stock provided that the Company is entitled to incur additional unsecured Funded Debt, as defined in the Note Purchase Agreement. In conjunction with such amendment, the interest rate on the Senior Debt was increased. Additional restrictions on the Company's ability to pay dividends will be imposed if at any time the Debentures are in default or any dividends are not declared and paid on the Preferred Stock. See Note 5 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA.

  The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows this section, and the Consolidated Financial Statements and related Notes included herein. Historical amounts for dividends per share have not been presented because the Company has paid no dividends.

                                  KETEMA, INC.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   AS OF AND FOR THE FISCAL YEARS ENDED
                                          FEBRUARY 28 OR 29 (A),
                               ------------------------------------------------
                                 1994      1993      1992      1991      1990
                               --------  --------  --------  --------  --------
Net sales....................  $127,109  $122,159  $133,132  $142,665  $136,848
Restructuring charge (b).....       --        --     (7,385)      --        --
Operating income (loss)......     5,550    (2,373)   (4,149)    2,510    (2,139)
Settlement charge (c)........       --        --        --     (5,841)      --
Income (loss) before income
 taxes, minority interest,
 discontinued operations and
 cumulative effect of changes
 in accounting principles....     2,095    (4,915)   (4,343)   (2,930)   (1,553)
Income (loss) from continuing
 operations..................     1,541    (3,447)   (3,194)   (2,884)    1,015
Income (loss) from
 discontinued operations (d).      (305)     (342)      (21)    2,016     3,851
Cumulative effect of changes
 in accounting principles....       --        --        208       --        --
Net income (loss)............     1,236    (3,789)   (3,007)     (868)    4,866
Income (loss) per share (e):
  Continuing operations......  $   0.42  $  (0.93) $  (0.81) $  (0.70) $   0.23
  Net income (loss)..........  $   0.34  $  (1.02) $  (0.77) $  (0.21) $   1.10
  Average common shares
   outstanding...............     3,630     3,718     3,927     4,111     4,417
Total assets.................  $148,973  $158,409  $156,952  $160,622  $165,997
Net working capital..........  $ 67,208  $ 75,543  $ 91,309  $ 90,016  $ 90,754
Long-term debt...............  $ 55,692  $ 60,198  $ 62,044  $ 62,858  $ 62,924
Equity.......................  $ 56,981  $ 57,826  $ 64,269  $ 67,382  $ 72,214

- - --------
(a) Prior years restated to reflect the Aluminum Extrusion Division as a discontinued operation. The division was sold effective August 31, 1993.
(b) Restructuring charge consisted primarily of the write-down of intangible and other assets related to the woven fabric composite material business, expenses related to the consolidation of various facilities and relocation costs.
(c) Costs associated with settling claims assumed when spun off by Ametek.
(d)Income (loss) associated with discontinued operations of Aluminum Extrusion Division.
(e) Fully diluted earnings per share, which assumes the conversion of the Debentures into additional shares of common stock, is not presented since it is antidilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

DISCONTINUED OPERATIONS

  On September 1, 1993 the Company completed the sale of the business and substantially all the assets of its Aluminum Extrusion Division, effective as of the close of business August 31, 1993. The Company's consolidated financial statements present the results of the Aluminum Extrusion Division as a discontinued operation and reported amounts for the previous years have been restated consistent with this presentation. The Division was previously included in the Industrial Group for business segment reporting. See the Notes to the Consolidated Financial Statements for further information on the Aluminum Extrusion Division. The comments in the Results of Operations and Review of Financial Condition sections, which follow, pertain to the Company's continuing operations.

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED TO FISCAL 1993

  Sales for 1994 were $127.1 million compared to $122.2 million in 1993, an increase of $4.9 million or 4.0%. Operating income for 1994 was $5.5 million compared to a $2.4 million loss in 1993. The changes in sales and operating income by business group are shown in the following table:

                     COMPARATIVE SALES AND OPERATING INCOME
                             (DOLLARS IN MILLIONS)

                                       SALES               OPERATING INCOME
                              ------------------------ -------------------------
                              FISCAL FISCAL  INCREASE  FISCAL FISCAL   INCREASE
   GROUP                       1994   1993  (DECREASE)  1994   1993   (DECREASE)
   -----                      ------ ------ ---------- ------ ------  ----------
   Process................... $ 55.5 $ 50.9    $4.6     $4.6  $ 3.8      $0.8
   Aerospace.................   46.1   46.1     0.0      5.8    1.3       4.5
   Industrial................   25.0   25.2    (0.2)     2.8    2.5       0.3
   American Innovations,
    Inc......................    0.5    --      0.5     (1.6)  (2.4)      0.8
   Corporate Expenses........     NA     NA      NA     (6.1)  (7.6)      1.5
                              ------ ------    ----     ----  -----      ----
       Totals................ $127.1 $122.2    $4.9     $5.5  $(2.4)     $7.9
                              ====== ======    ====     ====  =====      ====

  Sales of the Process Group increased $4.6 million or 9.0% to $55.5 million compared to the prior year. Increases in shipments of flow measurement devices of $3.5 million and miscellaneous process equipment of $3.0 million were partially offset by a decrease in shipments of heat exchangers of $1.9 million. The increase in shipments of flow measurement devices was due primarily to the acquisition of XO Technologies in the fourth quarter of last year. Most of the increase in sales of miscellaneous process equipment resulted from increased shipments of centrifuges, including several exported to China. The decline in shipments of heat exchangers was primarily due to poor economic conditions. Operating profit for the Process Group was $4.6 million, which was $0.8 million greater than 1993. The reduced shipments and lower margins of heat exchangers negatively impacted operating profits by $1.4 million; this negative impact was more than offset by increased operating profits of $0.8 million and $1.4 million resulting from the higher level of sales of flow measurement devices and miscellaneous process equipment, respectively.

  The Aerospace Group recorded sales of $46.1 million in both 1994 and 1993. Sales of the group were reduced by $1.6 million as a result of the sale of several composite materials businesses in 1993, and by $2.3 million, due mostly to lower shipments of electro-mechanical devices. However, these decreases were offset by an increase of $3.2 million in sales by Aldan Industrial Machining, Inc., purchased in the fourth quarter of 1993 and by a $0.7 million increase in sales of fabricated composite structures for commercial space satellites. Delays and extensions of aerospace customer requirements related to defense industry cutbacks and softness in the commercial airline business, which have had an adverse effect on sales and profits of aerospace components in the past, are expected to continue for some time in the future. Also, see the discussion under Item 1 of this Form 10-K, "Customers", concerning the possible loss of business from a major customer of the Aerospace Group. Operating profit of this group was $5.8 million, an improvement of $4.5 million compared to the prior year. The liquidation of LIFO inventory layers, carried at lower costs prevailing in prior years compared with the current cost of inventory, contributed $0.8 million to this improvement. The balance is principally attributable to improved productivity and cost control measures related to the manufacture of aerospace components at the Ketema A&E Division and increased sales of composite structures by Programmed Composites, Inc.

  The Industrial Group recorded sales of $25.0 million in 1994, a decrease of $0.2 million or less than 1.0%. Shipments of extruded monofilaments and thermistors increased $1.0 million and $0.1 million, respectively; however, these increases were more than offset by reduced sales of die castings. The increase in extruded monofilament sales resulted from new products introduced for the household and industrial brush market, and increased demand for paint brush bristle. (The loss in the fourth quarter of fiscal 1994 of a large specialty monofilament customer, with annual sales of approximately $2.8 million, is expected to have a substantial adverse impact on sales and profits of this group in 1995.) Despite the reduction in sales, the operating profit of the Industrial Group increased by $0.3 million over the prior year. Increased shipments of extruded monofilaments resulted in an increase in operating profit of $0.3 million; and increased volume, cost control measures and new production techniques used in the manufacture of thermistors increased operating profit by $0.5 million. On the other hand, reduced sales of die castings caused a reduction in operating profit of $0.6 million.

  American Innovations, Inc., which was acquired late in the third quarter of 1993 and had no sales last year, reported sales of $0.5 million in 1994. Operating losses, consisting primarily of marketing and engineering costs, were $1.6 million in 1994 compared to $2.4 million in 1993 which included a charge to research and development expense of $1.8 million for the value of research and development projects in process at the time of acquisition.

  Corporate expenses were $6.1 million or $1.5 million less than 1993. Compensation and benefits were reduced $1.0 million due principally to reductions in staff, the discontinuance of the Supplemental Senior Executive Death Benefit Program and decreased pension costs. The balance of the decrease resulted principally from reduced workers' compensation insurance costs.

  Other expense, net of other income, increased $0.9 million compared to 1993 primarily as a result of reduced investment income due chiefly to lower interest rates and, to a lesser extent, a smaller investment pool.

  The effective tax rate for 1994 was 26%. This reduced rate reflects a refund of federal income taxes related to the settlement of claims assumed during the spin off from Ametek as described in Notes 8 and 11.

  Income from continuing operations was $1.5 million or 42 cents per share, compared to a net loss of $3.4 million or 93 cents per share in the prior year.

  Net income for the Company was $1.2 million or 34 cents per share this year, an improvement of $5.0 million over the prior year loss of $3.8 million or a loss of $1.02 per share.

FISCAL 1993 COMPARED TO FISCAL 1992

  Sales for 1993 were $122.2 million compared to $133.1 million in 1992, a decrease of $10.9 million or 8.2%. The operating loss for 1993 was $2.4 million or $1.8 million less than the prior year which included a restructuring charge of $7.4 million. The changes in sales and operating income by business group are shown in the following table:

                     COMPARATIVE SALES AND OPERATING INCOME
                             (DOLLARS IN MILLIONS)

                                       SALES               OPERATING INCOME
                              ------------------------ --------------------------
                              FISCAL FISCAL  INCREASE  FISCAL  FISCAL   INCREASE
   GROUP                       1993   1992  (DECREASE)  1993    1992   (DECREASE)
   -----                      ------ ------ ---------- ------  ------  ----------
   Process................... $ 50.9 $ 54.2   $ (3.3)  $ 3.8   $ 6.4     $(2.6)
   Aerospace.................   46.1   54.1     (8.0)    1.3    (4.2)      5.5
   Industrial................   25.2   24.8      0.4     2.5     1.3       1.2
   American Innovations,
    Inc......................    --     --       --     (2.4)    --       (2.4)
   Corporate Expenses........     NA     NA       NA    (7.6)   (7.7)      0.1
                              ------ ------   ------   -----   -----     -----
       Totals................ $122.2 $133.1   $(10.9)  $(2.4)  $(4.2)    $ 1.8
                              ====== ======   ======   =====   =====     =====

  The Process Group's sales were $50.9 million in 1993, a decrease of $3.3 million or 6.1% compared to 1992. Decreases in shipments of heat exchangers and process equipment of $2.7 million and $0.9 million, respectively, were partially offset by increased sales of flow measurement devices of $0.3 million. The major reason for the decline in shipments of heat exchangers was reduced demand for mainframe computers. Operating profit for the Process Group was $3.8 million in 1993 versus $6.4 million in 1992, a decrease of $2.6 million. The reduced shipments of heat exchangers resulted in a reduction of operating profits of $0.7 million. Reduced shipments of process equipment as well as increased environmental costs decreased operating profits by $1.4 million.

  The Aerospace Group reported sales of $46.1 million for 1993, a decrease of $8.0 million or 14.8% compared to 1992. The sale of the Textile Products and Composite Material divisions in the third quarter of 1993 contributed $2.6 million to this decrease. Reduced shipments of aerospace components of $7.1 million and electro-mechanical devices of $1.6 million also had a negative impact on sales. These reductions were partially offset by a $2.8 million increase in space shuttle component shipments and a $0.5 million increase in sales of fabricated composite structures. Delays and extensions of aerospace customer requirements related to defense industry cutbacks and the soft commercial airline business, which had an adverse effect on sales and profits of aerospace components, are expected to continue for some time in the future. The operating profit of this group was $1.3 million, a decrease of $0.8 million compared to 1992, before the restructuring charge of $6.3 million. This decrease is primarily attributable to the changes in sales previously discussed and increased research and development expenditures in connection with a new composite structure fabrication program, partially offset by reduced losses of $0.7 million related to the composite materials businesses sold in 1993.

  The Industrial Group recorded sales of $25.2 million in 1993, compared to $24.8 million for 1992. This increase of $0.4 million or 1.6% was due to increased shipments of extruded monofilaments as a result of new products introduced for the household and industrial brush market and increased demand for paint brush bristle and specialty monofilaments. The operating profit of the Industrial Group was $2.5 million in 1993, an increase of $1.2 million over the prior year. Increased shipments of extruded monofilaments used in cosmetic brushes resulted in an increase in operating profit of $0.4 million. Reduced cost of sales of die castings and thermisters as result of cost control measures and new production techniques increased operating profit by $0.3 million and $0.5 million, respectively.

  American Innovations, Inc., acquired in the third quarter of 1993, had no sales in that year. Operating losses of $2.4 million in 1993 consisted of a $1.8 million charge to research and development expense for the value of research and development projects in process at the time of acquisition plus continuing marketing and engineering costs.

  Corporate expenses of $7.6 million in 1993 were $0.9 million greater than 1992 after excluding a $1.0 million restructuring charge included in that year. This increase was due to increases in corporate general and administrative expenses.

  Other expense, net of other income, increased $2.3 million compared to 1992 primarily due to reduced investment income resulting principally from lower interest rates.

  The 1993 tax provision includes a valuation allowance of $0.8 million for certain deferred tax assets related to current year losses that were not expected to be recoverable.

  Loss from continuing operations was $3.4 million or 93 cents per share in 1993, compared to a loss of $3.2 million or 81 cents per share in the prior year.

  Net loss for the Company was $3.8 million or $1.02 per share in 1993, compared to the net loss for 1992 of $3.0 million or 77 cents per share.

REVIEW OF FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  Working capital at February 28, 1994 amounted to $67.2 million compared to $75.5 million at February 28, 1993. This decrease of $8.3 million was caused largely by the reclassification of $4.5 million of long-term debt to current, the repayment of $1.4 million of loans on officers life insurance and the decrease in assets of discontinued operations of $6.8 million due to the sale of the Aluminum Division. Included in current assets are cash and cash equivalents and marketable securities of $60.7 million at February 28, 1994 and $64.7 million at February 28, 1993. Also included in current assets are net deferred income tax assets of $2.8 million. The recognition of this amount and $0.2 million of long term deferred income tax assets is justified by the Company's ability to generate future taxable income through tax-planning strategies for inventories which are presently valued on a LIFO costing basis. The ratio of current assets to current liabilities at February 28, 1994 was
3.01 to 1.

  Cash used in operating activities by the Company's continuing operations for 1994 was $5.3 million in 1994 compared to cash provided by operating activities of $6.6 million in the prior year. Of the $11.9 million net change between years, $10.2 million related to the fiscal 1993 acquisition of Aldan Industrial Machining, Inc. for which $5.1 million was recorded as payable to an escrow account in fiscal 1993 but was not funded until early fiscal 1994. Cash provided by investing activities was $2.2 million for 1994, including $8.9 million of proceeds from the sale of the Aluminum Extrusion division and expenditures for plant and equipment from continuing operations of $4.5 million. The only significant financing activity in 1994 was $1.4 million used to repay loans against the cash surrender value of officers' life insurance policies.

  The covenants of the $45.0 million of Senior Debt, with a current interest rate of 11.17%, prohibit prepayment until October 31, 1996, though scheduled annual repayments of $4.5 million will commence October 31, 1994. An amendment to the Senior Debt Agreement, however, will allow Ketema to purchase an aggregate amount of $7.5 million of Debentures and/or Common Stock subsequent to February 28, 1994 if the Company can maintain a debt to capitalization ratio of less than 50%. The ratio as of February 28, 1994 was 51.2%.

  The Company's ability to pay dividends is also restricted by the terms of its financing arrangements and the Company currently is not permitted to pay cash dividends to stockholders. In the future, the Company's

Board of Directors will consider the advisability of paying cash or other dividends, when permitted, based on the Company's earnings, financial condition, anticipated cash needs and such other factors as are deemed relevant at the time.

  The Company's overall financial condition remained strong at February 28, 1994, and its liquidity and capital resources were adequate for its operating needs.

CAPITAL EXPENDITURES

  In 1994, 1993 and 1992, the Company invested a total of $15.0 million in capital improvements. Such expenditures were directed primarily toward improved production efficiency and expanded capacity. Capital expenditures in 1994 totaled $4.9 million, reflecting investment in automated and other manufacturing equipment. Capital expenditures and other cash requirements are being funded by internally generated and existing funds, and no significant additional borrowings have been incurred. Capital expenditures in 1995 are expected to be financed by existing cash balances and cash generated by operating activities.

OTHER MATTERS

  Inflation has had no significant effect on the Company's overall operations or financial condition in the last few years due to the relatively low rate of inflation in the United States. In addition, the LIFO method of accounting for inventories (where the cost of the products sold approximates current cost) is used and, therefore, the effect of inflation is substantially reflected in operating costs. In general, the Company believes that programs are in place to monitor the effect of inflation and take the necessary steps to minimize its effect on operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                     INDEX

                              FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         -----
Statement of management responsibility for financial reporting..........    15
Report of independent auditors..........................................    16
Consolidated statements of operations for the years ended February 28,
 1994, February 28, 1993 and February 29, 1992..........................    17
Consolidated balance sheets as of February 28, 1994 and February 28,
 1993...................................................................    18
Consolidated statements of cash flows for the years ended February 28,
 1994, February 28, 1993 and February 29, 1992..........................    19
Consolidated statements of stockholders' equity for the years ended
 February 28, 1994, February 28, 1993 and February 29, 1992.............    20
Notes to consolidated financial statements.............................. 21-36

         STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Ketema, Inc. is responsible for the accuracy and internal consistency of all information contained in this annual report, including the consolidated financial statements. Management has consistently followed those generally accepted accounting principles which it believes to be most appropriate to the circumstances of the Company, and has made what it believes to be reasonable and prudent judgments and estimates where necessary. The financial statements have been audited by Ernst & Young, independent auditors, whose report appears on the next page.

  Management maintains an internal control structure which is designed to provide appropriate division of responsibility and reasonable assurance, at appropriate cost, that assets are safeguarded and records are adequate for the preparation of reliable financial data. The internal control structure is characterized by a control-oriented environment within the Company which includes written policies and procedures, careful selection and training of personnel, and audits by professional internal auditors.

  The Audit Committee of the Board of Directors, composed of three non-management directors, meets periodically with Ernst & Young, the Company's internal auditors, and management representatives to review internal accounting control, auditing and financial reporting matters. Ernst & Young and the internal auditors have full and free access to the Audit Committee.

                                          [LOGO of William E. Leisey]
Robert L. Tomz                            William E. Leisey
Vice President--Finance and               Controller
Chief Financial Officer
(Chief Financial Officer after February 28, 1993)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Ketema, Inc.

  We have audited the accompanying consolidated balance sheets of Ketema, Inc. as of February 28, 1994 and February 28, 1993, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ketema, Inc. at February 28, 1994 and February 28, 1993 and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 1994, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes and individual deferred compensation contracts during the year ended February 29, 1992.

                                          [LOGO of Ernst & Young]
Denver, Colorado
April 15, 1994,
except for Note 14, as to which the date is May 11, 1994

                                  KETEMA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED   YEAR ENDED   YEAR ENDED
                                          FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                              1994        1993*        1992*
                                          ------------ ------------ ------------
Net sales...............................    $127,109     $122,159     $133,132
                                            --------     --------     --------
Expenses:
  Cost of sales, excluding depreciation.      95,716      100,294      106,359
  Selling, general and administrative...      21,080       19,996       19,303
  Depreciation..........................       4,763        4,242        4,234
  Restructuring charge..................         --           --         7,385
                                            --------     --------     --------
                                             121,559      124,532      137,281
                                            --------     --------     --------
Operating income (loss).................       5,550       (2,373)      (4,149)
Other income (expense):
  Interest income.......................       2,651        3,969        6,405
  Interest expense......................      (6,515)      (6,402)      (6,424)
  Other, net............................         409         (109)        (175)
                                            --------     --------     --------
                                              (3,455)      (2,542)        (194)
                                            --------     --------     --------
Income (loss) before income taxes,
 minority interest, discontinued
 operations and cumulative effect of
 changes in accounting principles.......       2,095       (4,915)      (4,343)
Benefit from (provision for) income
 taxes..................................        (554)       1,018        1,149
Minority interest in loss of subsidiary.         --           450          --
                                            --------     --------     --------
Income (loss) from continuing
 operations.............................       1,541       (3,447)      (3,194)
Discontinued operations, net of income
 taxes..................................        (305)        (342)         (21)
                                            --------     --------     --------
Income (loss) before cumulative effect
 of changes in accounting principles....       1,236       (3,789)      (3,215)
Cumulative effect of changes in
 accounting principles..................         --           --           208
                                            --------     --------     --------
Net income (loss).......................    $  1,236     $ (3,789)    $ (3,007)
                                            ========     ========     ========
Income (loss) per share:
  Continuing operations.................    $   0.42     $  (0.93)    $  (0.81)
  Discontinued operations...............       (0.08)       (0.09)       (0.01)
  Cumulative effect of changes in
   accounting principles................         --           --          0.05
                                            --------     --------     --------
  Net income (loss).....................    $   0.34     $  (1.02)    $  (0.77)
                                            ========     ========     ========
Average common shares outstanding.......       3,630        3,718        3,927
                                            ========     ========     ========

- - --------
  *Restated to reflect disposition of Aluminum Extrusion Division (Note 2).

                            See accompanying notes.

                                  KETEMA, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FEBRUARY 28, FEBRUARY 28,
ASSETS                                                    1994        1993*
- - ------                                                ------------ ------------
Current assets:
  Cash and cash equivalents..........................   $    961     $  6,303
  Marketable securities..............................     59,719       58,405
  Receivables........................................     20,445       19,089
  Notes receivable from employees....................        --           408
  Inventories........................................     11,322       10,952
  Deferred income taxes..............................      2,835        3,949
  Net assets of discontinued operations..............        992        7,822
  Prepaid expenses and other current assets..........      4,311        4,271
                                                        --------     --------
    Total current assets ............................    100,585      111,199
                                                        --------     --------
Property, plant and equipment, at cost:
  Land...............................................      2,573        2,573
  Buildings..........................................     15,536       14,858
  Machinery and equipment............................     54,988       53,116
                                                        --------     --------
                                                          73,097       70,547
  Less accumulated depreciation......................    (47,789)     (44,812)
                                                        --------     --------
    Net property, plant and equipment................     25,308       25,735
Intangibles, net of amortization.....................     13,396       14,490
Deferred income taxes................................        173          --
Other assets.........................................      9,511        6,985
                                                        --------     --------
                                                        $148,973     $158,409
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Accounts payable...................................   $  7,200     $  8,268
  Escrow funds payable...............................        --         5,120
  Accrued employee compensation and benefits.........      5,671        5,710
  Other accrued liabilities..........................     15,692       16,468
  Income taxes payable...............................        309          --
  Current maturities of long-term debt...............      4,505           90
                                                        --------     --------
    Total current liabilities........................     33,377       35,656
                                                        --------     --------
Long-term debt.......................................     55,692       60,198
Deferred income taxes................................        --           664
Other long-term liabilities..........................      2,923        4,065
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 1,500
   shares; none issued
  Common stock, $1.00 par value, authorized 13,500
   shares; issued 4,532 for 1994 and 1993............      4,532        4,532
  Capital in excess of par value.....................     74,096       74,096
  Deficit............................................     (8,858)     (10,094)
  Net unrealized losses..............................       (523)        (468)
  Cost of shares held in treasury:
   1994--1,042 shares; 1993--851 shares..............    (12,221)     (10,121)
  Unearned compensation..............................        (45)        (119)
                                                        --------     --------
    Total stockholders' equity.......................     56,981       57,826
                                                        --------     --------
                                                        $148,973     $158,409
                                                        ========     ========

- - --------
  *Restated to reflect disposition of Aluminum Extrusion Division (Note 2).

                            See accompanying notes.

                                  KETEMA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          YEAR ENDED   YEAR ENDED   YEAR ENDED
                                         FEBRUARY 28, FEBRUARY 28, FEBRUARY 29,
                                             1994        1993*        1992*
                                         ------------ ------------ ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Income (loss) from continuing
   operations...........................   $ 1,541      $ (3,447)    $(3,194)
  Adjustments to reconcile income (loss)
   from continuing operations to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization.......     6,227         4,873       5,274
    Write-off of intangibles............       --            --        5,204
    Research and development projects in
     process............................       --          1,766         --
    Deferred income taxes and credits...       305           134      (2,138)
    Minority interest in loss of
     subsidiary.........................       --           (450)        --
    Changes in working capital
      Receivables.......................      (949)         (686)      3,251
      Inventories.......................      (370)        2,200      (1,098)
      Prepaid expenses and other current
       assets...........................       (40)       (1,648)       (270)
      Escrow fund, payable..............    (5,120)        5,120         --
      Payables and accruals.............    (4,938)          106        (700)
    Investing activities included in
     income (loss) from continuing
     operations.........................       399           284        (138)
    Prepaid interest to escrow account..       --         (1,120)        --
    Termination of deferred compensation
     arrangements.......................    (1,744)          --          --
    Other...............................      (634)         (488)        360
                                           -------      --------     -------
        Net cash provided by (used in)
         continuing operations..........    (5,323)        6,644       6,551
  Loss from discontinued operations.....      (305)         (342)        (21)
  Change in net operating assets of
   discontinued operations and other
   adjustments..........................      (479)         (901)      2,293
                                           -------      --------     -------
        Net cash provided by (used in)
         operating activities...........    (6,107)        5,401       8,823
                                           -------      --------     -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures--continued
   operations...........................    (4,546)       (3,617)     (4,272)
  Capital expenditures--discontinued
   operations...........................      (349)         (431)     (1,745)
  Purchased companies...................       --        (12,057)        --
  Sale (purchase) of marketable
   securities...........................    (1,902)       17,676      (2,396)
  Proceeds from sale of Aluminum
   Extrusion Division...................     8,878           --          --
  Proceeds from sale of other assets....       243           928         208
  Proceeds from note receivable.........       --            --        1,819
  Other.................................       (97)         (269)       (732)
                                           -------      --------     -------
        Net cash provided by (used in)
         investing activities...........     2,227         2,230      (7,118)
                                           -------      --------     -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long term
   debt.................................       --            500         --
  Purchase of treasury stock............       --         (2,291)       (747)
  Principal repayments of long-term
   debt.................................       (91)       (2,312)       (812)
  Principal repayment of loans on
   officers life insurance..............    (1,371)          --          --
                                           -------      --------     -------
        Net cash used in financing
         activities.....................    (1,462)       (4,103)     (1,559)
                                           -------      --------     -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................    (5,342)        3,528         146
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................     6,303         2,775       2,629
                                           -------      --------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR..   $   961      $  6,303     $ 2,775
                                           =======      ========     =======

- - --------
Supplemental cash flow disclosures--excluded from the consolidated statement of cash flows for the year ended February 28, 1994 was the effect of certain non-cash investing activities related to the sale of the Aluminum Division as disclosed in Note 2.

*Restated to reflect disposition of Aluminum Extrusion Division (Note 2).
                            See accompanying notes.

                                  KETEMA, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     CAPITAL               NET
                           COMMON   IN EXCESS           UNREALIZED
                          STOCK $1     OF                 GAINS    TREASURY    UNEARNED
                          PAR VALUE PAR VALUE (DEFICIT)  (LOSSES)   STOCK    COMPENSATION  TOTAL
                          --------- --------- --------- ---------- --------  ------------ -------
BALANCE, FEBRUARY 28,
 1991...................   $4,535    $74,140   $(3,298)   $(431)   $ (7,083)    $(481)    $67,382
Net loss................      --         --     (3,007)     --          --        --       (3,007)
Employee stock
 incentives.............      --         --        --       --          --        353         353
Purchase of treasury
 stock..................      --         --        --       --         (747)      --         (747)
Change in pension
 liability in excess of
 unrecognized prior
 service cost, net of
 deferred taxes.........      --         --        --       288         --        --          288
                           ------    -------   -------    -----    --------     -----     -------
BALANCE, FEBRUARY 29,
 1992...................    4,535     74,140    (6,305)    (143)     (7,830)     (128)     64,269
Net loss................      --         --     (3,789)     --          --        --       (3,789)
Employee stock
 incentives.............       (3)       (44)      --       --          111         9          73
Purchase of treasury
 stock..................      --         --        --       --       (2,402)      --       (2,402)
Change in pension
 liability in excess of
 unrecognized prior
 service cost, net of
 deferred taxes.........      --         --        --      (325)        --        --         (325)
                           ------    -------   -------    -----    --------     -----     -------
BALANCE, FEBRUARY 28,
 1993...................    4,532     74,096   (10,094)    (468)    (10,121)     (119)     57,826
Net income..............      --         --      1,236      --          --        --        1,236
Employee stock
 incentives.............      --         --        --       --          --         74          74
Treasury stock received
 in connection with sale
 of the Aluminum
 Extrusion Division.....      --         --        --       --       (2,100)      --       (2,100)
Change in pension
 liability in excess of
 unrecognized prior
 service cost, net of
 deferred taxes.........      --         --        --       (55)        --        --          (55)
                           ------    -------   -------    -----    --------     -----     -------
BALANCE, FEBRUARY 28,
 1994...................   $4,532    $74,096   $(8,858)   $(523)   $(12,221)    $ (45)    $56,981
                           ======    =======   =======    =====    ========     =====     =======


                            See accompanying notes.

                                  KETEMA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation.

RESTATEMENT AND RECLASSIFICATION OF PRIOR YEARS

  The results for fiscal years 1993 and 1992 have been restated to reflect the Aluminum Extrusion Division, which was sold effective August 31, 1993, as a discontinued operation. In addition, certain reclassifications have been reflected in the accompanying fiscal 1993 and 1992 consolidated financial statements to conform to the fiscal 1994 presentation.

SIGNIFICANT ACCOUNTING POLICIES

 Cash Equivalents.

   All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. The recorded value of cash and cash equivalents approximates market.

 Marketable Securities.

   Marketable securities, primarily U.S. Government securities, are carried at amortized cost plus accrued interest, which approximates market. During May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 is effective for fiscal years beginning after December 15, 1993 and will be implemented by the Company effective in fiscal 1995. Management does not believe the implementation of FAS 115 will have a significant effect on the Company.

 Inventory Valuation.

   Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method, and market on the basis of the lower of replacement cost or estimated net proceeds from sales.

 Property, Plant and Equipment.

   Expenditures for additions to plant facilities, or which extend the useful life of the properties, are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of plant and equipment is determined principally on a straight-line basis over the estimated useful lives of the assets.

 Intangible Assets.

   Intangible assets are amortized on a straight-line basis over 3 to 40 years.

 Research and Development.

   Research and development costs are charged to operations as incurred. Such costs during the past three years were approximately: 1994--$700; 1993-- $3,600 and 1992--$700. The costs in 1993 included a significant amount of research and development costs in process which related to the acquisition of American Innovations, Inc. during the third quarter of fiscal year 1993.

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

 Income Taxes.

   Deferred income taxes have been determined by applying current tax rates to temporary differences between the amount of assets and liabilities determined for income tax and financial reporting purposes and to applicable income tax credit carryforwards.

 Earnings Per Share.

   Primary earnings per share is determined by dividing income (loss) by the weighted average number of common shares outstanding during the year, after adjusting for common stock equivalents arising from stock incentives, if dilutive.

   Earnings per share assuming full dilution is not presented since there is no dilutive effect on earnings per share amounts assuming the conversion of the Company's outstanding debentures into additional shares of common stock and the exercise of outstanding stock incentives.

 Cumulative Effect of Accounting Changes in Fiscal 1992.

   The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the fourth quarter of the fiscal year ended February 29, 1992. The Statement provides for the recognition of deferred tax assets given the likelihood of certain future events. The Company had previously used Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," which contained much more restrictive criteria for the recognition of deferred tax assets. In accordance with generally accepted accounting principles, the cumulative effect of the change on prior years was recorded in the first quarter of fiscal 1992. The cumulative effect of this accounting change was to record a benefit of $1,115 or $0.28 per share as of March 1, 1991.

   The Company also changed the method of accounting for existing individual deferred compensation contracts in accordance with an amendment to APB Opinion No. 12, Omnibus Opinion in the fourth quarter of the fiscal year ended February 29, 1992. In prior years, expense was recognized over a period through the date the Company commenced payment of its obligation under the deferred compensation contract. The amendment reduces the recognition period to the period over which the employee becomes entitled to the deferred compensation. In accordance with generally accepted accounting principles, the cumulative effect of the change on prior years was recorded in the first quarter of fiscal 1992. The total cumulative effect of this accounting change was to record a charge of $907 or $0.23 per share, net of a tax benefit of $605.

NOTE 2--ACQUISITIONS AND DISPOSALS

  Effective August 31, 1993, the Company sold its Aluminum Extrusion Division for $10,978 which consisted of cash and short term notes of $8,878 (all notes were fully collected by December 30, 1993) and a non-cash item of 190,900 shares of Ketema, Inc. common stock which had a market value of $2,100. In addition, the Company is entitled to a contractually defined percentage of the profits, if any, for the period from September 1, 1993 through December 31, 1996, from the combined aluminum extrusion operations consisting of the divested operation and two of the purchaser's operations. No gain or loss on the sale was recognized since the sales price, net of estimated divestiture expenditures, approximated the division's book value. The remaining assets of the Aluminum Extrusion Division at February 28, 1994 of $992 consist primarily of accounts receivable and some fixed assets to be disposed of separately. The net assets of the Aluminum Extrusion Division at February 28, 1993 were $7,822 consisting primarily of receivables, inventory

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
and property, plant and equipment of $11,112 less payables and accruals of $3,290. The net assets and operating results of the Aluminum Extrusion Division have been classified as discontinued operations for all periods presented in the consolidated financial statements. Operating results for the three years ended February 28, 1994, are as follows:

                                                      1994     1993     1992
                                                     -------  -------  -------
      Net sales..................................... $17,412  $33,091  $34,554
      Operating loss, before tax....................    (508)    (570)     (35)
      Operating loss, after tax..................... $  (305) $  (342) $   (21)
                                                     =======  =======  =======

  On January 29, 1993, the Company purchased certain assets and assumed certain liabilities of XO Technologies, Inc., a producer of turbine meter products, for approximately $3,500. On December 17, 1992 a wholly-owned subsidiary of the Company purchased certain assets and assumed certain liabilities of Aldan Industrial Machining, Inc., a producer of high-precision machined components, at a cost of approximately $4,600 in cash and $4,000 (plus an additional $1,120 in interest thereon) funded into an escrow account subsequent to February 28, 1993 (the "Escrow Account"). These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities acquired have been recorded at their estimated fair value (assets acquired of approximately $14,000, including intangible assets of approximately $8,500 being amortized over periods ranging from 3 to 20 years, and liabilities assumed of appoximately $1,900) and the results of operations were included from the date of acquisition.

  During the third quarter of fiscal 1993, the Company entered into an arrangement whereby it contributed cash of approximately $1,800 to a newly established entity, American Innovations, Inc., in exchange for 80% of the common stock of the entity. A development stage enterprise (the "Predecessor Company") contributed tangible assets of approximately $100, liabilities of approximately $1,400, and intangible assets (comprised of research and development projects in process) of approximately $1,750 in exchange for 20% of the common stock of the newly established entity. The Company has consolidated the results of the newly formed entity since the formation date. The value of research and development projects in process was included in research and development expense for the period. The minority shareholders are entitled to a dividend preference for fiscal years 1994, 1995 and 1996 equal to 80% of earnings before interest and taxes of American Innovations, Inc. which will be paid 90 days following the close of the fiscal year. In the case of a loss before interest and taxes, a dividend will be paid only to the extent of cumulative earnings. Should such dividend be distributed, they will be accounted for as a purchase price adjustment. No dividend was earned for fiscal 1994 since American Innovations had a contractually defined operating loss.

  On September 18, 1992, the Company sold the Composite Materials division, a composite materials engineering and design business, to former division management. On September 30, 1992, the Company completed the sale of the Textile Products division, a woven fabric composite material business. Sales and operating results of these businesses through the date of sale, which are included in the fiscal 1993 results, were not significant. No gain or loss was recorded in fiscal 1993 as a result of these disposals due to the restructuring charge booked in fiscal 1992 (see Note 3).

NOTE 3--RESTRUCTURING CHARGE

  The fourth quarter of fiscal 1992 financial results included a special pretax charge of approximately $7,400 for the write-down of various intangible and other assets related to the woven fabric composite material business, expenses related to the consolidation of facilities and relocation costs.

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--INVENTORIES

  Inventories are principally accounted for using the last-in, first-out (LIFO) cost method. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at February 28, 1994 and 1993, by $9,714 and $10,968 respectively. During fiscal years 1994, 1993 and 1992, certain inventories were reduced resulting in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of 1994, 1993 and 1992 purchases, the effect of which decreased costs of goods sold by approximately $1,564, $890 and $588 in fiscal years 1994, 1993 and 1992, respectively.

  Revenues are recorded and costs are relieved from inventory relating to long-term fixed price contracts and programs primarily on a unit-of-delivery basis. Revenues and costs related to cost reimbursement contracts are recognized and relieved as the work progresses. Progress payments (principally related to long-term contracts and programs) of $661 at February 28, 1994 ($694 at February 28, 1993) have been netted against inventories.

  The components of inventory at February 28, 1994 and 1993 are as follows:

                                                                  1994    1993
                                                                 ------- -------
      Raw Materials............................................. $ 1,831 $ 1,424
      Work in process...........................................   4,335   5,170
      Finished goods............................................   5,156   4,358
                                                                 ------- -------
                                                                 $11,322 $10,952
                                                                 ======= =======

NOTE 5--LONG-TERM DEBT

  Long-term debt at February 28, 1994 and 1993 consisted of:

                                                               1994     1993
                                                              -------  -------
      Notes payable due October 31, 1994 to 2003............. $45,000  $45,000
      8% convertible subordinated debentures due 2003........  14,692   14,692
      8% private placement convertible subordinated
       debentures due 2003...................................     500      500
      Other..................................................       5       96
                                                              -------  -------
                                                               60,197   60,288
      Less current maturities................................  (4,505)     (90)
                                                              -------  -------
      Net long-term debt..................................... $55,692  $60,198
                                                              =======  =======

  In February 1989, the Company issued $17,500 of convertible subordinated debentures (the "Debentures") bearing an interest rate of 8% and maturing on November 15, 2003, with mandatory annual prepayments equal to 20% of principal beginning in fiscal year 2000 reduced by any repurchases or conversions to date. The Debentures are convertible at a conversion price of $15.58 per share into common stock at any time or into preferred stock under certain conditions, and are subordinated in right of payment to all existing and future senior indebtedness of the Company.

  During fiscal 1993, the Company issued, through a private placement to Hugh
H. Williamson, III, President and Chief Executive Officer of the Company, a $500 convertible subordinated debenture due 2003, with mandatory annual prepayments equal to 20% of principal beginning in fiscal year 2000 reduced by any

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
repurchases or conversions to date, bearing an interest rate of 8% and maturing on November 15, 2003. This debenture issued to Mr. Williamson is convertible at a conversion price of $10.375 per share into common stock at any time and participates pari passu with the Debentures described above.

  Through a private placement in December 1988, the Company issued $45,000 in notes bearing interest at an annual rate of 10.97%. Scheduled annual repayments of $4,500 commence on October 31, 1994. The convenants of the notes prohibit prepayment until October 31, 1996. The prepayment penalty declines from 4.701% on October 31, 1996 to zero on October 31, 2002. In addition, the agreement contains restrictions relating to working capital, dividends and capital stock purchases. Under the Company's debt agreements at February 28, 1994, consolidated current assets were $50,519 in excess of the required minimum and payments of dividends were restricted until the Company earns additional net income of $6,015.

  During the third quarter of fiscal 1992, the Company's note agreement was amended to permit, under certain circumstances, repurchases of up to $15,000 of the Company's common stock and 8% convertible subordinated debentures due 2003, not subject to certain otherwise applicable restrictions. In conjunction with the amendment, the interest rate on the notes payable increased to 11.07% and will increase to a maximum of 11.22% based on the level of permitted repurchases (11.17% and 11.12% at February 28, 1994 and 1993, respectively). In fiscal years 1992 and 1993, the Company repurchased $2,798 of the 8% convertible subordinated debentures. As of February 28, 1994, the Company is allowed to purchase an aggregate of $7,497 of Debentures and/or common stock if the Company can maintain a debt to capitalization ratio of less than 50%. (The debt to capitalization ratio as of February 28, 1994 is 51.2%.)

  Cash payments of interest were approximately $6,300, $6,400, and $6,500 in 1994, 1993 and 1992, respectively.

  The fair value of long-term debt approximated the recorded value at February 28, 1994. The fair values have been determined through information obtained from market sources and management estimates.

NOTE 6--STOCKHOLDERS' EQUITY

  During fiscal 1993, the Company exercised an option, acquired in April 1991 at a price of $2.75 per share, to purchase 198 shares of common stock at an exercise price of $10.00 per share and purchased 37 shares of its common stock in a privately negotiated transaction at a cost of $426.

  In October 1991, the Company adopted a Shareholder Rights Plan. Under the Shareholder Rights Plan's Rights Agreement, the Board of Directors declared a dividend of one Right for each share of Company common stock owned. The Shareholder Rights Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled: (a) to purchase shares of preferred stock at a specified exercise price, or (b) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The rights under the Shareholder Rights Plan expire in 2001.

  The Company has a stock incentive plan (the "Plan") whereby key employees and directors may be granted stock options, stock appreciation rights and restricted stock awards. These stock incentives entitle them to purchase common stock and in certain cases receive cash under the Plan. The outstanding options are exercisable at a price not less than market value on the date of grant, with the exception of 104 stock options granted to Hugh H. Williamson, III in fiscal 1993 at 85% of market value on the date of grant.

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Information on stock options for fiscal 1994 is as follows:

                                                            PRICE RANGE  SHARES
                                                            ------------ ------
      Outstanding at beginning of year..................... $ 8.82-14.94  321
      Granted.............................................. $11.13-11.13   19
      Exercised............................................ $        --   --
      Cancelled............................................ $11.13-13.56   27
      Outstanding at end of year (expire from 1996 through
       2002)............................................... $ 8.82-14.94  313
      Exercisable at end of year........................... $10.38-14.94  108

  Outstanding options are exercisable in installments over five to nine years and expire seven to ten years from the date of grant.

  Under the Plan, the Company also has 142 outstanding conjunctive stock appreciation rights exercisable for cash and/or shares of common stock when the related option is exercised. Subject to certain limitations, each right relates to the excess of market value of the Company's stock over the exercise price of the related option, for which a charge to income is made, which is not significant in amount.

  Also under the Plan, there are 7 outstanding shares of restricted stock which become nonforfeitable over fiscal 1995 and 1996. The shares were purchased for $1.00 per share and are subject to forfeiture under certain circumstances. Unearned compensation, representing the excess of the fair market value of the shares at the date of issuance over the purchase price of the award, is amortized to expense over the period of restriction.

  At February 28, 1994 and 1993, 461 shares of the Company's common stock were reserved for issuance pursuant to the exercise of stock options and restricted stock awards, or stock appreciation rights granted or to be granted independently of any stock options. A maximum of 229 shares of the Company's common stock at February 28, 1994 and 1993, respectively were reserved for issuance pursuant to the exercise of conjunctive stock appreciation rights granted or to be granted in connection with stock options.

NOTE 7--LEASES

  During fiscal years 1994, 1993 and 1992 rental expense under operating leases was charged to operations in the amount of $1,450, $1,555 and $1,722, respectively.

  Minimum aggregate rental commitments under noncancellable operating leases (including those of discontinued operations retained by the Company) in effect at February 28, 1994 are as follows (principally comprised of real property and office space):

      FISCAL YEAR
      -----------
      1995............................................................... $1,256
      1996...............................................................  1,015
      1997...............................................................    877
      1998...............................................................    619
      1999...............................................................    530
      Thereafter.........................................................  3,183
                                                                          ------
                                                                          $7,480
                                                                          ======

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--INCOME TAXES

  At February 28, 1994, the Company has net operating loss carryforwards of approximately $4,700 for federal income tax purposes which expire in the year 2008. The Company also has AMT credit carryforwards of approximately $400 which may be utilized to reduce federal income taxes due in the future.

  Components of the Company's deferred tax liabilities and assets as of February 28, 1994 and 1993 are as follows:

                                                                1994     1993
                                                               -------  -------
      Total deferred tax assets............................... $ 7,899  $ 7,643
      Valuation allowance for deferred tax assets --..........  (2,189)    (805)
                                                               -------  -------
                                                                 5,710    6,838
      Total deferred tax liabilities..........................  (2,702)  (3,553)
                                                               -------  -------
      Net deferred tax assets................................. $ 3,008  $ 3,285
                                                               =======  =======

  The increase in the valuation allowance during fiscal 1994 of $1,384 was primarily attributable to: (a) $646 arising from the deductibility of a $1,900 claim paid in 1991 as to which no benefit was taken by the Company in 1994 (see
Note 11); and (b) $813 which applied to deferred tax assets at February 28, 1993 which were grossed up against the related valuation allowance provided through that date.

  Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes and the tax effect of income tax credit carryforwards. Principal items comprising net deferred income tax assets as of February 28, 1994 and 1993 are:

                                                               1994     1993
                                                              -------  -------
      Tax over book depreciation............................. $(1,951) $(3,231)
      Reserves and accruals..................................   5,021    4,580
      Restructuring charge...................................      81      297
      AMT credit carryforward................................     422      --
      Net operating loss carryforward........................   1,610    2,405
      Other--net.............................................      14       39
                                                              -------  -------
                                                                5,197    4,090
      Valuation allowance....................................  (2,189)    (805)
                                                              -------  -------
          Net deferred tax assets............................ $ 3,008  $ 3,285
                                                              =======  =======

  The income tax provision (benefit) consists of:

                                                         1994  1993     1992
                                                         ---- -------  -------
      Current:
        Federal......................................... $ 12 $(1,380) $   813
        State...........................................   34     --       162
      Amortization of prior years investment tax
       credits..........................................  --     (267)    (131)
      Deferred..........................................  305     401   (2,007)
                                                         ---- -------  -------
                                                          351  (1,246)  (1,163)
      Add back: benefit from discontinued operations....  203     228       14
                                                         ---- -------  -------
        Provision for (benefit from) income taxes,
         continuing operations..........................  554  (1,018)  (1,149)
      Deferred (benefit) from cumulative effect of
       changes in accounting principles.................  --      --    (1,720)
                                                         ---- -------  -------
                                                         $554 $(1,018) $(2,869)
                                                         ==== =======  =======

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
  The differences between the federal income tax rate of 34% and the Company's effective tax rate were as follows:

                                                         1994   1993     1992
                                                         ----  -------  -------
      Statutory federal tax provision (benefit)
       continuing operations............................ $713  $(1,671) $(1,477)
      State income taxes, net of federal income tax
       benefit..........................................  124       87      185
      Investment tax credits............................  --      (267)    (131)
      Tax deduction related to fiscal 1991 settlement
       cost
       (Note 11)........................................ (646)     --       --
      Valuation allowance...............................  571      805      --
      Non-deductible items..............................  153       57      218
      AMT refund........................................ (314)     --       --
      Other.............................................  (47)     (29)      56
                                                         ----  -------  -------
          Provision for (benefit from) income taxes,
           continuing operations........................ $554  $(1,018) $(1,149)
                                                         ====  =======  =======

  During 1994 and 1993 net income tax refunds of $106 and $522, respectively, were received. Income taxes of $1,442 were paid during 1992. Refundable income taxes in the amounts of $1,694 and $1,462 for fiscal 1994 and 1993, respectively, are included within prepaids and other current assets in the accompanying balance sheet.

NOTE 9--RETIREMENT AND PENSION PLANS

  The Company maintains noncontributory defined benefit retirement and pension plans for eligible salaried and hourly rated employees. The defined benefit plans provide benefits based primarily on the participant's years of service and/or compensation. These benefits are being funded through a trust established in conjunction with these plans. A defined benefit retirement plan for the Company's directors is unfunded.

  The Company's funding policy with respect to its qualified plans is to contribute amounts determined annually on an actuarial basis that provides for current and future benefits in accordance with funding requirements of federal law and regulations. Assets of funded benefit plans are invested in a variety of equity and debt instruments and in commingled funds.

  Net pension expense for the Company's defined benefit retirement and pension plans includes the following components:

                                                         1994    1993    1992
                                                        ------  ------  ------
      Service cost benefits earned during the period... $1,017  $1,421  $1,384
      Interest cost on projected benefit obligation....  1,271   1,190   1,031
      Actual return on plan assets..................... (3,193)   (369) (1,840)
      Net amortization and deferrals...................  2,087    (636)  1,215
                                                        ------  ------  ------
      Net pension expense..............................  1,182   1,606   1,790
      Pension expense of discontinued operations.......     52     107     149
                                                        ------  ------  ------
      Net pension expense of continuing operations..... $1,130  $1,499  $1,641
                                                        ======  ======  ======

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  The Company also incurred an additional $267 in 1994 for costs associated with the curtailment and settlement of plans associated with discontinued operations. Such costs have been reflected as a charge to the reserve for discontinued operations (see Note 10).

  Net pension expense reflects an expected long-term rate of return on plan assets of 9% for 1994, 1993 and 1992. The actual return has been adjusted to defer gains or losses which differ from the expected return. The present value of projected benefit obligations was determined using an assumed discount rate of 7.25% for 1994, 8.5% for 1993 and 9.0% for 1992. The assumed rate of compensation increase, where applicable, used in determining the present value of projected benefit obligations was 5.25% for 1994 and 6% for 1993 and 1992.

  The following table sets forth the funded status of the plans:

                                    FEBRUARY 28, 1994       FEBRUARY 28, 1993
                                 ----------------------- -----------------------
                                   ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                   EXCEED     BENEFITS     EXCEED     BENEFITS
                                 ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                  BENEFITS     ASSETS     BENEFITS     ASSETS
                                 ----------- ----------- ----------- -----------
   Actuarial present value of
    benefit obligations:
     Vested benefit obligation.    $ 8,613     $ 6,690     $6,277      $ 6,378
                                   =======     =======     ======      =======
     Accumulated benefit
      obligation...............    $ 9,212     $ 7,000     $6,785      $ 6,505
                                   =======     =======     ======      =======
     Projected benefit
      obligation...............    $11,382     $ 7,000     $8,995      $ 6,650
                                   =======     =======     ======      =======
   Plan assets at fair value...    $11,545     $ 5,135     $8,763      $ 5,009
                                   =======     =======     ======      =======
   Plan assets in excess of
    (less than) projected
    benefit obligation.........    $   163     $(1,865)    $ (232)     $(1,641)
   Unrecognized prior service
    cost.......................        608         709        745          600
   Unrecognized net loss
    (gain).....................        (24)        781        178          863
   Unrecognized net transition
    (asset) obligation, net of
    amortization...............       (712)        310       (763)         301
                                   -------     -------     ------      -------
   Prepaid (accrued) pension
    expense....................    $    35     $   (65)    $  (72)     $   123
                                   =======     =======     ======      =======

  For pension plans with accumulated benefits in excess of assets, a minimum liability was recognized for the sum of the excess of the accumulated benefit obligation over the fair value of the plan assets plus the amount of prepaid pension expense or minus the amount of accrued pension expense (such reduction limited to the underfunding position of individual plans). The minimum liability was $1,812 and $1,660 at February 28, 1994 and 1993, respectively. In 1994, the minimum liability was offset by a charge to stockholders' equity of $523, net of deferred tax benefits of $269, and an intangible asset of $1,020. In 1993, the minimum liability was offset by a charge to stockholders' equity of $468, net of deferred tax benefits of $241, and an intangible asset of $951.

  The Company sponsors a defined contribution plan for eligible employees. The cost recognized in fiscal years 1994, 1993 and 1992 for the defined contribution plan, based on compensation of covered employees, was $246, $278 and $255, respectively.

  The Company provides limited health care benefits for certain early retirees of one of its divisions. Prior to fiscal year 1994, the Company accounted for the costs of these benefits on an accrual basis over the working lives of employees expected to receive benefits. Effective March 1, 1994, the Company adopted the provisions

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
of Statement of Financial Accounting Standards No. 106 ("FAS 106") "Employers' Accounting for Postretirement Benefits Other than Pensions". At February 28, 1994 and 1993, respectively, the Company had accruals of $507 and $619 for these postretirement medical benefits which are included in other long-term liabilities in the accompanying balance sheet. The impact on the Company's operations of adopting FAS 106 in 1994 was not significant.

  Prior to fiscal 1994, the Company had deferred compensation arrangements with certain officers, directors, and key employees pursuant to a Supplemental Executive Benefit Plan and a Directors' Benefit Plan. As of February 28, 1993, the Company had accrued $2,287 with respect to these agreements of which $350 was charged to expense in fiscal 1993. During fiscal 1994, the Board of Directors authorized the settlement of the obligation associated with these plans for participants with a "vested" benefit (currently retired or eligible for early retirement under the Ketema, Inc. Employees' Retirement Plan). These participants were offered a discounted lump sum cash settlement in lieu of future benefits from the Plan. Payments were made under this arrangement in the amount of $1,744. Non-vested agreements were terminated at no cost to the Company. At February 28, 1994, the Company has an accrual of $531 with respect to those participants who did not elect to accept the lump sum cash settlement. During fiscal 1994, $49 was charged to expense with respect to these Plans.

  As part of the compensation package for Mr. Williamson which was recommended by the Compensation Committee and approved by the Board of Directors, a retirement benefit was approved which permits Mr. Williamson to retire at age 60 and receive an annual amount equal to 50% of the three-year average of his then-current salary and bonus. The difference between such amount and the amount received by Mr. Williamson under the retirement plan would be paid by the Company. Automatic vesting would occur upon a change in control of the Company prior to Mr. Williamson's reaching age 60. At February 28, 1994, $201 was accrued with respect to this agreement.

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10--INTANGIBLES, OTHER ASSETS AND OTHER ACCRUED LIABILITIES

  Intangibles, other assets and other accrued liabilities consist of the following at February 28, 1994 and 1993:

                                                               1994     1993
                                                              -------  -------
      Intangible Assets
      -----------------
        Patents.............................................. $ 2,312  $ 2,312
        Other acquired intangibles...........................   8,832    8,584
        Excess of cost over net assets acquired..............   3,016    2,965
        Financing and organization costs.....................   3,492    3,492
        Pension..............................................   1,020      951
        Less accumulated amortization........................  (5,276)  (3,814)
                                                              -------  -------
                                                              $13,396  $14,490
                                                              =======  =======
      Other Assets
      ------------
        Investment in limited partnership (approximates
         market value)....................................... $ 5,228  $ 4,586
        Cash surrender value of officers life insurance, net
         of related loans in 1993............................   2,172      643
        Prepaid pension expense..............................     862      862
        Unbilled receivable, long term portion...............     693      --
        Prepaid interest, long term portion..................     556      784
        Other................................................     --       110
                                                              -------  -------
                                                              $ 9,511  $ 6,985
                                                              =======  =======
      Other Accrued Liabilities
      -------------------------
        Accrued insurance.................................... $ 4,871  $ 5,210
        Accrued interest.....................................   2,032    2,074
        Contract loss reserve................................   3,390    3,393
        Restructuring/relocation reserves....................     643    2,036
        Environmental reserve................................     832    1,000
        Reserve for discontinued operations..................   1,644      --
        Other................................................   2,280    2,755
                                                              -------  -------
                                                              $15,692  $16,468
                                                              =======  =======

NOTE 11--CONTINGENT ASSETS AND LIABILITIES

  The Company was incorporated in May 1988 in connection with a corporate restructuring of AMETEK, Inc. ("Ametek"), in which certain businesses and related assets and liabilities of Ametek were transferred to the Company. On November 30, 1988, the Company became a separate, publicly held corporation by means of the pro rata distribution (the "Distribution") by Ametek of all the outstanding shares of the Company's Common Stock, $1.00 par value ("Common Stock"), to holders of record of Ametek's common stock as of the close of business on that date.

  In connection with the Distribution, the Company and Ametek agreed that contingent liabilities which arise out of the transferred assets or the conduct of the Company's operations, or which are not incurred in

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
the ordinary course of business, shall be obligations of the Company only to the extent of the first $5,000 and one-half of the next $10,000. The Company and Ametek agreed to indemnify each other against claims or damages arising from liabilities for which each has agreed to be responsible. However, to the extent liabilities are covered by insurance of Ametek, only one-half of the first $200 in any individual case shall be the responsibility of the Company. In accordance with the above agreement, the Company reimbursed Ametek $5,210 in 1991 for a settlement with the U.S. Government, for an event which occurred prior to the distribution. The income tax benefit of the settlement was to be recognized for financial statement purposes upon final determination by the Internal Revenue Service as to the deductibility of such costs.

  During fiscal 1994, the Company and Ametek reached an agreement with the Internal Revenue Service which allowed the Company and Ametek to each deduct for federal income tax purposes $1,900 in relation to the reimbursement to Ametek mentioned above.

  The Company has reflected its $1,900 additional deduction in the 1994 income tax balances. AMT refunds which resulted from amended prior year returns have been included in earnings in the fourth quarter of 1994. A valuation allowance has been provided to offset the deferred tax asset which results from the availability of an additional operating loss carryforward (see Note 8).

  When Ametek files its amended federal and state income tax returns for calendar year 1991 for its $1,900 deduction, the proceeds plus interest, net of certain contractual costs and legal fees, will be due to the Company. Due to the uncertainty of the amount and the timing of payment, such amount will not be reflected in the Company's books until the net payment becomes certain.

NOTE 12--LETTERS OF CREDIT

  The Company has entered into irrevocable standby letter of credit agreements with financial institutions primarily to back the Company's self-insurance program. At February 28, 1994, the Company was contingently liable on outstanding letters of credit aggregating $9,709. The Company paid fees in the amount of $83 on the outstanding letters of credit during fiscal 1994.

NOTE 13--LEGAL PROCEEDINGS

  On August 25, 1993, the Company, Hugh H. Williamson, III--the Company's President and Chief Executive Officer, and John McCloskey--formerly the Company's Vice President--Manufacturing, were sued in the District Court, 160th Judicial District, Dallas, Texas, by Raymond J. Moore, the former General Manager of the Company's Heat Transfer Division, located in Grand Prairie, Texas. The case has been removed to the United States District Court for the Northern District of Texas, Dallas Division. Mr. Moore seeks damages for the alleged intentional infliction of severe emotional distress suffered by him as the result of an unsatisfactory performance review, negligent employment and retention, defamation and violations of the Age Discrimination in Employment Act, the Family Medical Leave Act and the Americans with Disabilities Act. Mr. Moore principally seeks, from the defendants, jointly and severally: lost wages in the amount of $20; full pay and benefits through 1997 in the amount of $150 per year as front pay; exemplary and punitive damages in the amount of $100,000; damages for mental anguish and emotional distress in the amount of $20,000; and $20,000 for the age, disability, family leave and defamation claims. The Company believes the case is without merit. Discovery is ongoing. The Company and the individual defendants intend to contest the matter vigorously and believe they have meritorious defenses. Trial is currently scheduled for the two week period following November 21, 1994.

  See Note 14 for additional litigation matters.

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14--SUBSEQUENT EVENTS

  In an amendment to a Schedule 13D Statement, dated October 19, 1993, filed with the Securities and Exchange Commission, a group of stockholders of the Company, consisting of clients of American Securities Partners, L.P. ("American Securities Partners"), including three directors of the Company (the "American Securities Group"), stated that they were considering various options with regard to their investment in the Company including initiating or responding to proposals regarding a merger or other business combination. The Amendment also stated that the American Securities Group had discussed generally and intended to explore with Hugh H. Williamson, III, the President and Chief Executive Officer of the Company, a possible merger or business combination transaction. On April 28, 1994, KTM Holdings Corp., a corporation organized on behalf of the American Securities Group ("KTM"), delivered a proposal to the Company's Board of Directors proposing the acquisition of all outstanding shares of Common Stock not already owned by the members of the American Securities Group at a price of $13.125 per share payable in cash through a merger of a wholly-owned subsidiary of KTM into the Company which would be the surviving corporation and become a wholly-owned subsidiary of KTM (the "Merger Proposal"). The Merger Proposal provides that the proposed merger, if approved by the Board of Directors based on a favorable recommendation of a special committee of the Board consisting of two directors who are not members of the American Securities Group or employees of the Company (the "Special Committee"), would be subject to a number of conditions, including (i) the negotiation and execution of a definitive merger agreement, (ii) approval by the holders of a majority of the outstanding shares of Common Stock, (iii) KTM reaching satisfactory agreements with (a) the institutional investors holding the Company's outstanding Senior Notes regarding the early retirement of such Notes and (b) Mr. Williamson, regarding, among other things, his continuation as Chief Executive Officer of the Company and his exchange of the convertible debentures and options held by him for an equity participation in KTM if the proposed merger is consummated, and (iv) the funding of working capital and term loans to finance the transaction under a bank commitment letter. Subsequently, KTM reached an understanding with Mr. Williamson. The American Securities Group and Mr. Williamson beneficially own in the aggregate approximately 22.87% of the outstanding shares of Common Stock (after giving effect to the conversion of all convertible debentures held by them and the exercise of all presently exercisable stock options held by Mr. Williamson).

  "Thereafter, the Special Committee, with the assistance of its financial and legal advisors, began to consider the Merger Proposal in light of, among other things, the operating and financial performance of the Company." There can be no assurances that the merger contemplated by the Merger Proposal, or any other business combination involving the Company, will be approved by the Special Committee or the Board of Directors, or if approved, will be consummated.

  The Company is obligated to pay the fees and expenses of the Special Committee's financial and legal advisors. The financial advisor was retained at a fee of $350 plus expenses, of which $100 was incurred in fiscal 1994. The amount of legal expenses is not currently determinable.

  Subsequent to the Company's public announcement on April 28, 1994, of its receipt of the Merger Proposal the Company was served with, or advised of the filing of, seven class action lawsuits in the Delaware Court of Chancery, New Castle County relating to the Merger Proposal. The complaints name as defendants, inter alia, all or certain directors of the Company and, in some instances, the Company itself. All of the complaints allege that the proposal by certain of the defendant directors who are members of the American Securities Group to acquire the remaining interest of the Company at the offer price of $13.125 in cash, if accepted, would be inadequate and unfair to the minority stockholders of the Company and would constitute a breach of fiduciary duties by the defendant directors. Certain of the complaints include further allegations, among them, that the offer "effectively put(s) a cap on the market price for Ketema stock" and therefore is

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
manipulative, and that there is allegedly non-public information in the possession of the defendants with respect to the Company's prospects which should be disclosed to stockholders to enable them to determine whether to exercise appraisal rights in any proposed merger. The principal relief sought by the complaints is a declaration that, if the acquisition were consummated at the offered price, it would constitute a breach of fiduciary duty and the granting of a preliminary injunction to bar an acquisition at the offered price. The complaints further seek to rescind the merger if implemented prior to entry of an injunction, to recover damages in an unspecified amount, reimbursement of costs, including attorneys' and experts' fees, and other equitable relief.

NOTE 15--BUSINESS SEGMENT INFORMATION

  The Company classifies its operations into four business segments: Process Group, Aerospace Group, Industrial Group and American Innovations, Inc. The principal products and services offered by each segment are as follows:

 Process Group
  Heat transfer equipment, propeller and differential pressure flow meters, centrifuges and separation equipment and flow measurement and control devices.


 Aerospace Group
  Jet engine and airplane parts and composite material structures.


 Industrial Group
  Synthetic monofilaments, custom die-cast components and thermistors.


 American Innovations, Inc.
  Remotely monitored meter reading systems, primarily for the utility industry.

                                  KETEMA, INC.

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  The Company's operations by industry segments are as follows:

                                                    1994     1993*     1992*
                                                  --------  --------  --------
   Net sales (1&2)
     Process Group............................... $ 55,503  $ 50,896  $ 54,237
     Aerospace Group.............................   46,081    46,048    54,068
     Industrial Group............................   25,023    25,215    24,827
     American Innovations, Inc...................      502       --        --
                                                  --------  --------  --------
       Total..................................... $127,109  $122,159  $133,132
                                                  ========  ========  ========
   Operating profit (3)
     Process Group............................... $  4,595  $  3,769  $  6,399
     Aerospace Group.............................    5,793     1,357    (4,192)
     Industrial Group............................    2,787     2,537     1,309
     American Innovations, Inc...................   (1,633)   (2,438)      --
                                                  --------  --------  --------
       Segment operating profit (4)..............   11,542     5,225     3,516
     Corporate and other expenses................   (5,583)   (7,707)   (7,840)
     Interest income (expense), net..............   (3,864)   (2,433)      (19)
                                                  --------  --------  --------
       Income (loss) before income taxes,
        minority interest, discontinued
        operations and cumulative effect of
        changes in accounting principles......... $  2,095  $ (4,915) $ (4,343)
                                                  ========  ========  ========
   Identifiable assets
     Process Group............................... $ 26,019  $ 24,531  $ 20,357
     Aerospace Group.............................   32,184    33,173    26,129
     Industrial Group............................    9,663     9,142    11,003
     American Innovations, Inc...................      925       265       --
                                                  --------  --------  --------
       Total segments............................   68,791    67,111    57,489
     Discontinued operations.....................      992     7,822     6,490
     Corporate assets............................   79,190    83,476    92,973
                                                  --------  --------  --------
       Total..................................... $148,973  $158,409  $156,952
                                                  ========  ========  ========
   Additions to property, plant and equipment
     Process Group............................... $  1,355  $    833  $  1,379
     Aerospace Group.............................    2,005     2,075     2,179
     Industrial Group............................    1,101       497       704
     American Innovations, Inc...................       14        34       --
                                                  --------  --------  --------
       Total segment.............................    4,475     3,439     4,262
     Discontinued operations.....................      349       431     1,745
     Corporate...................................       71       178        10
                                                  --------  --------  --------
       Total..................................... $  4,895  $  4,048  $  6,017
                                                  ========  ========  ========
   Depreciation and amortization
     Process Group............................... $  1,813  $  1,253  $  1,315
     Aerospace Group.............................    3,222     2,445     2,757
     Industrial Group............................      819       827       867
     American Innovations, Inc...................       19         6       --
                                                  --------  --------  --------
       Total segments............................    5,873     4,531     4,939
     Corporate...................................      354       342       335
                                                  --------  --------  --------
       Total..................................... $  6,227  $  4,873  $  5,274
                                                  ========  ========  ========

- - ----------------
  *Restated to reflect disposition of Aluminum Extrusion Division (Note 2), formerly a component of the Industrial Group.

                                  KETEMA, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
(1) After elimination of inter-segment sales, not significant in amount.
(2) Sales to the U.S. Government (principally by the Aerospace Group) were 21% in 1994, 23% in 1993 and 29% in 1992 of the Company's net sales. Sales to General Electric Company (principally by the Aerospace Group) were 28% in 1994, 21% in 1993 and 22% in 1992 of the Company's total net sales and are partially included in sales to the U.S. Government.
(3) The 1992 results reflect a one-time, pretax charge of $7,385 for restructuring costs and the write-down of certain assets. Of the total charge $6,300 was allocated to the Aerospace Group, $85 was allocated to the Industrial Group and $1,000 was allocated to corporate and other expenses.
(4) Represents sales less all direct costs and expenses and certain administrative expenses applicable to each segment.

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

  Quarterly sales and earnings for fiscal years 1994 and 1993 are as follows:

                                   FIRST   SECOND    THIRD   FOURTH    TOTAL
   1994                           QUARTER  QUARTER  QUARTER  QUARTER    YEAR
   ----                           -------  -------  -------  -------  --------
   Net sales..................... $33,477  $31,913  $31,902  $29,817  $127,109
   Operating income.............. $ 1,020  $ 1,327  $ 1,107  $ 2,096  $  5,550
   Income (loss) from continuing
    operations................... $   (93) $    37  $   519  $ 1,078  $  1,541
   Net income (loss)............. $  (343) $   (18) $   519  $ 1,078  $  1,236
   Primary earnings (loss) per
    share:
     Continuing operations....... $ (0.03) $  0.01  $  0.15  $  0.30  $   0.42
     Net income (loss)........... $ (0.09) $  0.00  $  0.15  $  0.30  $   0.34
   Fully diluted earnings (loss)
    per share:
     Continuing operations....... $ (0.03) $  0.01  $  0.15  $  0.28  $   0.42
     Net income (loss)........... $ (0.09) $  0.00  $  0.15  $  0.28  $   0.34
                                   FIRST   SECOND    THIRD   FOURTH    TOTAL
   1993*                          QUARTER  QUARTER  QUARTER  QUARTER    YEAR
   -----                          -------  -------  -------  -------  --------
   Net sales..................... $31,798  $33,228  $27,457  $29,676  $122,159
   Operating income (loss)....... $   647  $ 1,429  $(1,457) $(2,992) $ (2,373)
   Income (loss) from continuing
    operations................... $   237  $   554  $(1,762) $(2,476) $ (3,447)
   Net income (loss)............. $   265  $   501  $(1,853) $(2,702) $ (3,789)
   Primary earnings (loss) per
    share:
     Continuing operations....... $  0.06  $  0.15  $ (0.47) $ (0.67) $   (.93)
     Net income (loss)........... $  0.07  $  0.14  $ (0.50) $ (0.73) $  (1.02)
   Fully diluted earnings (loss)
    per share:
     Continuing operations....... $  0.06  $  0.15  $ (0.47) $ (0.67) $   (.93)
     Net income (loss)........... $  0.07  $  0.14  $ (0.50) $ (0.73) $  (1.02)

- - ----------------
  *Restated to reflect disposition of Aluminum Extrusion Division (Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to Directors of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended February 28, 1994, under the captions "Election of Directors--Information as to Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934".

EXECUTIVE OFFICERS

  Set forth below are the names, ages, titles and current and prior positions of executive officers of the Company.

      NAME AND AGE                     PRESENT POSITION WITH THE COMPANY
      ------------             --------------------------------------------------
      Hugh H. Williamson, III
       (52)................... President, Chief Executive Officer and Director
      Tom A. Sims (49)........ Vice President-Human Resources
      Robert L. Tomz (50)..... Vice President-Finance and Chief Financial Officer
      William E. Leisey (55).. Controller
      Robert L. Welty (61).... Secretary

  Mr. Williamson has been President and Chief Executive Officer of the Company since April 1992. He was President, Chief Executive Officer and Chief Operating Officer of Williamson & Associates from May 1987 to April 1992.

  Mr. Sims has been Vice President-Human Resources of the Company since August 1992. He was Director of Human Resources of Energy Service, Inc., from June 1990 to July 1992 and he was Vice President of Administration of the Reading and Bates Corporation for more than two years prior thereto.

  Mr. Tomz has been Vice President-Finance and Chief Financial Officer of the Company since March 1993. From December 1992 until March 1993 he served as Vice President of the Company. He was a business consultant from July 1991 to November 1992, an Executive Vice President of James Barko and Associates from March 1990 to December 1992 and President and Chief Executive Officer of RemodelAmerica Corporation from December 1988 to February 1990.

  Mr. Leisey has been Controller of the Company since September 1990. He was Director of Accounting of the Company from December 1988 to September 1990.

  Mr. Welty has been legal counsel of the Company since August 1990. He was in private practice for two years prior to joining the Company.

  Messrs. Williamson and Leisey were each elected to office by the Board of Directors on June 25, 1992. Mr. Sims was elected to office, effective August 1, 1992, by the Board of Directors on September 29, 1992. Mr. Tomz was elected to office, effective March 1, 1993, by the Board of Directors on January 20, 1993.

ITEMS 11, 12 AND 13.

  The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended February 28, 1994, under the headings "Executive Compensation" and "Election of Directors--Stock Ownership".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statement Schedules and Exhibits filed.

    1. and 2. Financial statement schedules shown by index on page 40.
    3. Exhibits shown by index on pages 45, 46 and 47.

  (b) No reports on Form 8-K were filed during the three-month period ended February 28, 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Ketema, Inc.

                                                   /s/ Robert L. Tomz
                                          By___________________________________
                                                      ROBERT L. TOMZ
                                             VICE PRESIDENT--FINANCE AND CHIEF
                                                     FINANCIAL OFFICER

Dated: May 23, 1994

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
   /s/ Hugh H. Williamson, III
- - ------------------------------------
      HUGH H. WILLIAMSON, III        President, Chief Executive
                                      Officer and Director
                                      (Principal Executive
                                      Officer)                        May 23, 1994
       /s/ Robert L. Tomz
- - ------------------------------------
           ROBERT L. TOMZ            Vice President--Finance and
                                      Chief Financial Officer
                                      (Principal Financial
                                      Officer)                        May 23, 1994
      /s/ William E. Leisey
- - ------------------------------------
         WILLIAM E. LEISEY           Controller (Principal
                                      Accounting Officer)             May 23, 1994
    /s/ Alexander G. Anagnos
- - ------------------------------------
        ALEXANDER G. ANAGNOS         Director                         May 23, 1994
   /s/ William J. Catacosinos
- - ------------------------------------
       WILLIAM J. CATACOSINOS        Director                         May 23, 1994
       /s/ Alan R. Gruber
- - ------------------------------------
           ALAN R. GRUBER            Director                         May 23, 1994
      /s/ Charles D. Klein
- - ------------------------------------
          CHARLES D. KLEIN           Director                         May 23, 1994
     /s/ Elizabeth R. Varet
- - ------------------------------------
         ELIZABETH R. VARET          Director                         May 23, 1994

                                 KETEMA, INC.

                    INDEX TO FINANCIAL STATEMENT SCHEDULES
                              (ITEM 14(A)1 AND 2)


FINANCIAL STATEMENT SCHEDULES                                               PAGE
                                                                            ----

Schedules for the three years ended February 28, 1994 (except where otherwise indicated):


I     Marketable securities -- other investments at February 28, 1994 ....   41
II    Amounts receivable from related parties and underwriters, promoters,
      and employees other than related parties ...........................   42
VIII  Valuation and qualifying accounts ..................................   43
X     Supplementary income statement information .........................   44


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedules.

                                 KETEMA, INC.

             SCHEDULE I--MARKETABLE SECURITIES--OTHER INVESTMENTS
                               FEBRUARY 28, 1994

                                (IN THOUSANDS)


                                                                    NUMBER OF
                                                                 SHARES OR UNITS
                                                                    PRINCIPAL                        AMOUNT AT WHICH
                                                                 AMOUNT OF BONDS      COST OF          CARRIED IN
                                                                    AND NOTES       EACH ISSUE        BALANCE SHEET
                                                                 ---------------  ---------------  ------------------
MARKETABLE SECURITIES:
  United States Government Obligations.........................      $55,240          $56,325            $55,458

  Subordinated Debentures
    Time Warner, 8.75%, due 1/10/15............................        2,500            2,668              2,699
    Unisys, 8.88%, due 7/15/97.................................          500              511                514
    Unisys, 9.50%, due 7/15/98.................................        1,000            1,041              1,048
                                                                     -------          -------           --------
                                                                       4,000            4,220              4,261
                                                                     -------          -------           --------

  TOTAL........................................................      $59,240          $60,545            $59,719(A)
                                                                     =======          =======            =======

OTHER INVESTMENTS:
  Pine Street Partners, L.P....................................                       $ 3,000            $ 5,224(B)
  Certificate of Deposit, 3.25% due 3/31/95....................                             4                  4
                                                                                      -------            -------
  TOTAL........................................................                       $ 3,004            $ 5,228
                                                                                      =======            =======
- - ---------------------------------------------------------------------------------------------------------------------

(A)  Stated at amortized cost plus accrued interest, which approximates market.
(B) Stated at cost plus allocated partnership net earnings or accrued income, which approximates market.

                                 KETEMA, INC.

   SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
    YEARS ENDED FEBRUARY 28, 1994, FEBRUARY 28, 1993 AND FEBRUARY 29, 1992
                                (IN THOUSANDS)

                                                                                            Balance
                                                                    Deductions              End of Year
                                    Balance                  -----------------------   ---------------------
                                  Beginning of                Amounts    Amounts
Name of Debtor                        Year       Additions   Collected   Written Off   Current   Non-Current
- - --------------                    ------------   ---------   ---------   -----------   -------   -----------
Year ended
February 28, 1994:
- - -----------------
*  F. Dale Fort (1)                       $105      $   -         $105          $ -       $ -           $ -
*  Howard F. Turner (1)                    115          -          115            -         -             -
*  Robert L. Welty (1)                     110          -          110            -         -             -
** Robert L. Tomz (3)                       -          420         420            -         -             -
*  Predecessor Company of
   American Innovations, Inc. (4)          110          -           -             -        110            -
                                          ----      ------        ----          ----      ----          ----
                                          $440      $  420        $750          $ -       $110          $ -
                                          ====      ======        ====          ====      ====          ====

Year ended
February 28, 1993:
- - -----------------
*  F. Dale Fort (1)                       $ -       $  105        $ -           $ -       $105          $ -
*  William H. Gregg (1)                     -          206         206            -         -             -
** William E. Leisey (1)                    -          155         155            -         -             -
*  Howard F. Turner (1)                     -          115          -             -        115            -
*  Robert L. Welty (1)                      -          110          -             -        110            -
** Hugh H. Williamson, III (2)              -          335         335            -         -             -
   Predecessor Company of
   American Innovations, Inc. (4)           -          110          -             -         -            110
                                          ----      ------        ----          ----      ----          ----
                                          $ -       $1,136        $696          $ -       $330          $110
                                          ====      ======        ====          ====      ====          ====

Year ended
February 28, 1992:                          -           -           -             -         -             -
- - -----------------                         ====      ======        ====          ====      ====          ====

___________________________________

*    Employee
**   Officer

1) In July 1992, pursuant to its relocation policy, the Company made non-interest bearing loans to Messrs. Fort (Corporate Accounting Manager), Gregg (Cost Accounting Manager), Leisey (Controller), Turner (Assistant Treasurer) and Welty (Attorney) in the amounts of $105, $206, $155, $115 and $110, respectively. Such loans were evidenced by a promissory note and were repaid in full upon the sale of their former residences.
(2) In May 1992, pursuant to its relocation policy, the Company made a non-interest bearing loan to Mr. Williamson (President and Chief Executive Officer). Such loan was evidenced by a promissory note and was repaid in full upon the sale of his former residence.
(3) In May 1993, pursuant to its relocation policy, the Company made a non-interest-bearing loan of $420 to Mr. Tomz (Vice President, Finance and Chief Financial Officer). Such loan was evidenced by a promissory note and was paid in full upon the sale of his former residence.
(4) In connection with the acquisition of American Innovations, Inc., the Company advanced the predecessor company $110 for certain costs and expenses. One employee of American Innovations, Inc. is a major shareholder in the predecessor company.

                                 KETEMA, INC.

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

    YEARS ENDED FEBRUARY 28, 1994, FEBRUARY 28, 1993 AND FEBRUARY 29, 1992
                                (IN THOUSANDS)



                                       BALANCE     CHARGED      WRITE-OFFS,  BALANCE
                                      BEGINNING    TO COSTS       NET OF     END OF
            DESCRIPTION                OF YEAR   AND EXPENSES   RECOVERIES    YEAR
- - ------------------------------------  ---------  -------------  -----------  -------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:**
- - --------------------------------

Year ended February 28, 1994            $150         $(58)        $ (15)      $ 77
                                        ====         ====         =====       ====

Year ended February 28, 1993*           $253         $108         $(211)      $150
                                        ====         ====         =====       ====

Year ended February 29, 1992*           $451         $(56)        $(142)      $253
                                        ====         ====         =====       ====


* Restated to reflect disposition of Aluminum Extrusion Division
** Allowance deducted from asset to which it applies

                                 KETEMA, INC.


           SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

    YEARS ENDED FEBRUARY 28, 1994, FEBRUARY 28, 1993 AND FEBRUARY 29, 1992
                                (IN THOUSANDS)



                                             CHARGED TO COSTS AND EXPENSES (A)
                                             ---------------------------------
   ITEM                                        1994        1993        1992
- - ----------                                   --------    --------    --------
Maintenance and repairs (B)................    $3,143      $3,704      $4,033

Amortization of intangible assets..........     1,464         631       1,040
                                               ======      ======      ======


______________________

(A) Advertising, royalties and taxes other than payroll and income taxes do not exceed one percent of combined net sales and, accordingly, are not included herein.

(B) Prior years restated to reflect disposition of Aluminum Extrusion Division (Note 2).

                                 KETEMA, INC.

                               INDEX TO EXHIBITS
                                 (ITEM 14(A)3)


(a) Exhibits


  (3)a Restated Certificate of Incorporation of the Company. Incorporated by reference to Annex B of the Company's Prospectus/Information Statement dated November 30, 1988 (the "Prospectus/Information Statement") filed as part of Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No. 33-23959) (the "Registration Statement").

  (3)b Amendment to Restated Certificate of Incorporation of the Company. Incorporated herein by reference to Exhibit (3)b to the Company's Report on Form 10-K, SEC File No. 1-10028 for the fiscal year ended February 29, 1992 (the "1992 10-K").

  (3)c By-Laws of the Company, as amended. Incorporated by reference to Annex C of the Prospectus/Information Statement.

  (3)d Certificate of Designation, Voting Powers, Preferences and Rights of the Company's 7% Cumulative Voting Preferred Stock. Incorporated herein by reference to Exhibit (3)c to the Company's Report on Form 10-K, SEC File No. 1-10028, for the fiscal year ended February 28, 1989 (the "1989 10-K").

  (4)a Indenture relating to the Company's 8% Convertible Subordinated Debentures Due 2003. Incorporated herein by reference to Exhibit
            (4)a to the 1989 10-K.

  (4)b Note Purchase Agreement relating to the Company's Senior Notes due October 31, 2003. Incorporated herein by reference to Exhibit (4)b to the 1989 Form 10-K.

  (4)c Amendment No. 1 to Note Purchase Agreement relating to the Company's Senior Notes due October 31, 2003. Incorporated herein by reference to Exhibit (4)c to the 1992 10-K.

  (4)d Amendment No. 2 to Note Purchase Agreement relating to the Company's Senior Notes due October 31, 2003. Incorporated herein by reference to Exhibit (4)d to the 1992 10-K.

  (4)e Rights Agreement, dated October 15, 1991, between the Company and American Stock Transfer & Trust Company. Incorporated herein by reference to Exhibit 4 to the Company's Report on Form 8-K, SEC File No. 1-10028, dated October 25, 1991.

  (4)f Debenture Purchase Agreement relating to the Company's 8% Convertible Subordinated Debenture Due 2003 issued to Mr. Hugh H. Williamson, III. Incorporated herein by reference to Exhibit (4)f to the 1993 10-K.

  (10)a Reorganization and Distribution Agreement by and between Ametek and the Company. Incorporated herein by reference to Exhibit (10)a to the 1989 10-K.

  (10)b Tax Agreement by and between Ametek and the Company. Incorporated herein by reference to Exhibit (10)b to the 1989 10-K.

                                 KETEMA, INC.

  (10)c Benefits Agreement by and between Ametek and the Company. Incorporated herein by reference to Exhibit (10)c to the 1989 10-K.

  (10)d Support Services Agreement by and between Ametek and the Company. Incorporated herein by reference to Exhibit (10)d to the 1989 10-K.

  (10)e Agreements between the Company and Ametek amending certain provisions of the Reorganization and Distribution Agreement. Incorporated herein by reference to Exhibit (10)e to the 1992 10-K.

  (10)f* Employees' Retirement Plan of Ketema, Inc. Incorporated herein by reference to Exhibit (10)e to the 1989 10-K.

  (10)g* Amendment No. 1 to the Employees' Retirement Plan of Ketema, Inc. Incorporated herein by reference to Exhibit (10)f to the Company's Report on Form 10-K, SEC File No. 1-10028, for the fiscal year ended February 28, 1990 (the "1990 10-K").

  (10)h* Amendment No. 2 to the Employees' Retirement Plan of Ketema, Inc. Incorporated herein by reference to Exhibit (10)g to the 1990 10-K.

  (10)i* Amendment No. 3 to the Employees' Retirement Plan of Ketema, Inc. Incorporated herein by reference to Exhibit (10)h to the 1990 10-K.

  (10)j* Amendment No. 4 to the Employees' Retirement Plan of Ketema, Inc. Incorporated herein by reference to Exhibit (10)i to the Company's Report on Form 10-K, SEC File No. 1-10028, for the fiscal year ended February 28, 1991.

  (10)k* The Ketema Savings and Investment Plan. Incorporated by reference to Annex D of the Prospectus/Information Statement.

  (10)l* Amendment No. 1 to The Ketema Savings and Investment Plan. Incorporated herein by reference to Exhibit (10)j to the 1990 10-K.

  (10)m* Amendment No. 2 to The Ketema Savings and Investment Plan. Incorporated herein by reference to Exhibit (10)m to the 1992 10-K.

  (10)n* Ketema, Inc. Retirement Plan for Directors. Incorporated herein by reference to Exhibit (10)g to the 1989 10-K.

  (10)o* Forms of Agreements under the Ametek Supplemental Senior Executive Death Benefit Program, assumed by the Company, covering certain executives. Incorporated by reference to Exhibit (10)h of Amendment No. 1 to the Registration Statement ("Amendment No. 1").

  (10)p* Ketema, Inc. Supplemental Executive Benefit Plan. Incorporated herein by reference to Exhibit (10)p to the 1992 10-K. Plan terminated February 28, 1994, unanimous consent of Board on February 7, 1994.

                                 KETEMA, INC.

  (10)q* Form of Agreement under the Ketema Death Benefit Program for Directors, entered into by the Company and certain of its directors. Incorporated by reference to Exhibit (10)i to Amendment No. 1

  (10)r* Ketema, Inc. Directors' Benefit Plan. Incorporated herein by reference to Exhibit (10)r to the 1992 10-K. Plan terminated February 28, 1994 by unanimous consent of Board.

  (10)s* The Ketema, Inc. 1988 Stock Incentive Plan. Incorporated by reference to Annex E of the Prospectus/Information Statement.

  (10)t* Amendment No. 1 to The Ketema, Inc. 1988 Stock Incentive Plan. Incorporated herein by reference to Exhibit (10)p to the 1990 10-K.

  (10)u* Amendment No. 2 to The Ketema, Inc. 1988 Stock Incentive Plan. Incorporated herein by reference to Exhibit (10)q to the 1990 10-K.

  (10)v* Amendment No. 3 to The Ketema, Inc. 1988 Stock Incentive Plan. Incorporated herein by reference to Annex A to the Company's definitive proxy statement, SEC File No. 1-10028, in connection with the June 25, 1992 annual meeting of stockholders.

  (10)w* Form of Restricted Stock Agreements for recipients of restricted stock awards under The Ketema, Inc. 1988 Stock Incentive Plan. Incorporated herein by reference to Exhibit (10)o to the 1990 10-K.

  (10)x* Form of Indemnity Agreement between the Company and each of its officers and directors. Incorporated herein by reference to Exhibit
            (10)k of Amendment No. 1.

  (10)y*    The Ketema Savings and Investment Plan as Restated, July 1, 1993.

  (10)z*    The Ketema, Inc. Key Employee Severance Plan.

  (11)      Computation of earnings per share.

  (23)      Consent of Independent Auditors.

  (99) Letter to the holders of the Company's Common Stock, dated October 25, 1991 (including Summary of Rights). Incorporated herein by reference to Exhibit 4 to the Company's Report on Form 8-K, SEC File No. 1-10028, dated October 25, 1991.

___________________
Note: Index numbers not listed are not applicable.


*  Indicates a management contract or compensatory plan.

                                 EXHIBIT INDEX



EXHIBIT NO.    DESCRIPTION
- - -----------    -----------

   (10)y       The Ketema Savings and Investment Plan as Restated, July 1, 1993.

   (10)z       The Ketema, Inc. Key Employee Severance Plan.

   (11)        Computation of earnings per share.

   (23)        Consent of Independent Auditors.