Form 10-Q
period 1994-05-31
KETEMA INC
filed 1994-07-14
CIK 838224

INDEX
KETEMA, INC.



                                                                    Page
Part I. Financial Information

Item 1. Financial Statements (unaudited)
          Consolidated Statement of Operations - Three months ended
               May 31, 1994 and 1993                                   3

          Condensed Consolidated Balance Sheets - May 31, 1994
               and February 28, 1994                                   4

          Condensed Consolidated Statement of Cash Flows -
               Three months ended May 31, 1994 and 1993                5

          Notes to consolidated financial statements                  6-8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   9-12


Part II.        Other Information

Item 6. Exhibits and Reports on Form 8-K                               13


Signatures                                                             14


Exhibit 11 - Computation of Earnings Per Common Share                  15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

KETEMA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                          May 31, 1993(a)
Net sales                                            $  30,956      $  33,477
Expenses:
     Cost of sales, excluding depreciation              23,708         26,106
     Selling, general and administrative                 5,828          5,179
     Depreciation                                        1,289          1,172
                                                        30,825         32,457
Operating income                                           131          1,020
Other income (expense):
     Interest income                                       666            620
     Interest expense                                   (1,622)        (1,623)
     Other, net                                             (7)           106
Income (loss) from continuing operations before
     income taxes                                         (832)           123
Benefit from (provision for) income taxes                  266           (216)
Income (loss) from continuing operations                  (566)           (93)
Discontinued operations, net of income taxes                 -           (250)
Net income (loss)                                    $    (566)     $    (343)

Income (loss) per share(b)
     Continuing operations                            $   (0.16)     $   (0.03)
     Discontinued operations                                  -      $   (0.06)
     Net income (loss)                                $   (0.16)     $   (0.09)
Average common shares outstanding                         3,490          3,683
(a)     Restated to reflect the disposition of Aluminum Extrusion Division
        (Note 5).
(b) The fully diluted earnings per share are not shown since they are antidilutive.

See accompanying notes.

KETEMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands, except per share data)

                                                    May 31,       February 28,
ASSETS                                                1994             1994

Current assets:
     Cash and cash equivalents                    $     921       $     961
     Marketable securities                           59,127          59,719
     Receivables                                     20,973          20,445
     Inventories                                     12,456          11,322
     Deferred income taxes                            3,394           2,835
     Net assets of discontinued operations              676             992
     Prepaid expenses and other current assets        3,226           4,311
          Total current assets                      100,773         100,585
Property, plant and equipment, at cost               73,536          73,097
     Less accumulated depreciation                  (48,733)        (47,789)
          Net property, plant and equipment          24,803          25,308
Intangibles, net of amortization                     13,137          13,396
Deferred income taxes                                    -              173
Other assets                                          8,143           9,511
                                                  $ 146,856       $ 148,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                             $   7,095       $   7,200
     Accrued employee compensation and benefits       5,314           5,671
     Other accrued liabilities                       14,854          15,692
     Income taxes payable                               -               309
     Current maturities of long-term debt             4,505           4,505
          Total current liabilities                  31,768          33,377
Long-term debt                                       55,692          55,692
Deferred income taxes                                   112              -
Other long-term liabilities                           2,969           2,923
Stockholders' equity                                 56,315          56,981
                                                  $ 146,856       $ 148,973
See accompanying notes.


KETEMA, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)
                                                                        Three Months Ended May31,
                                                                           1994          1993(a)
Cash flow from operating activities:
     Income (loss) from continuing operations                           $  (566)        $    (93)
     Adjustments to reconcile income (loss) from continuing opera-
     tions to net cash provided by (used in) operating activities:
          Depreciation and amortization                                   1,649            1,535
          Deferred income taxes and credits                                (274)             161
          Changes in working capital                                     (2,186)          (9,492)
          Investing activities included in income (loss) from
               continuing operations                                       (407)             107
          Redemption of cash surrender values on officers'
               life insurance                                             1,574               -
          Other                                                            (259)             117
               Net cash provided by (used in) continuing operations        (469)          (7,665)
     Loss from discontinued operations                                       -              (250)
     Change in net operating assets of discontinued operations
          and other adjustments                                             316             (354)
               Net cash provided by (used in) operating activities         (153)          (8,269)
     Cash flow from investing activities:
          Capital expenditures - continued operations                      (855)          (1,541)
          Capital expenditures - discontinued operations                     -              (173)
          Sale (purchase) of marketable securities                          985            4,476
          Proceeds from sale of other assets                                 85              102
          Other                                                            (102)             (16)
               Net cash provided by (used in) investing activities          113            2,848
     Cash flow from financing activities:
          Principal repayments of long-term debt                             -              (15)
Increase (decrease) in cash and cash equivalents                            (40)         (5,436)
Cash and cash equivalents, beginning of period                              961           6,303
Cash and cash equivalents, end of period                                $   921        $    867
(a)     Restated to reflect the disposition of Aluminum Extrusion Division
        (Note 5).

See accompanying notes.


KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


Note 1 - Condensed Consolidated Financial Statements

     The accompanying consolidated financial statements are unaudited, but the Company believes that they include all adjustments necessary for fair presentation of the consolidated financial position of the Company at May 31, 1994, the consolidated results of operations for the three-month periods ended May 31, 1994 and 1993 and the consolidated cash flows for the three-month periods ended May 31, 1994 and 1993.

     Quarterly results of operations are not necessarily indicative of results for the full year. The consolidated financial statements, which are unaudited and contain condensed disclosures, should be read in conjunction with the consolidated financial statements and related notes in the Company's latest audited financial statements.


Note 2 - Earnings Per Share

     Primary earnings per share is determined by dividing income (loss) by the weighted average number of common shares outstanding during the period, after adjusting for common stock equivalents arising from stock incentives, if dilutive.

     Earnings per share assuming full dilution is not presented since there is no dilutive effect on earnings per share amounts assuming the conversion of the Company's outstanding debentures into additional shares of common stock and the exercise of outstanding stock incentives.


Note 3 - Income Taxes

     The differences between the Company's federal income tax rate of 34% and the Company's effective tax rate attributable to continuing operations were as follows:

                                                         (In thousands)
                                                    Three months ended May 31,
                                                         1994         1993
Statutory federal tax benefit (provision)             $    283     $  (42)
State income taxes, net of federal income tax benefit       37        (33)
Valuation allowance for deferred tax assets                 -        (141)
Other                                                      (54)         -
     Benefit from (provision for) income taxes        $    266     $ (216)

KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)


     Components of the Company's deferred tax assets and liabilities as of May 31, 1994 and February 28, 1994 are as follows:

                                                      (In thousands)
                                                  May 31,    February 28,
                                                   1994            1994
Total deferred tax assets                        $  7,747     $   7,899
Valuation allowance for deferred tax assets        (2,189)       (2,189)
                                                    5,558         5,710
Total deferred tax liabilities                     (2,276)       (2,702)
     Net deferred tax assets                     $  3,282     $   3,008

     In addition, income tax refund claims receivable of $1,694,000 included in prepaids and other current assets at February 28, 1994 were collected in March, 1994.


Note 4 - Inventories

     Inventories are principally accounted for using the last-in, first-out
(LIFO) cost method. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at May 31, 1994 and February 28, 1994 by $9,714,000. During the three-month periods ended May 31, 1994 and 1993, certain inventories were reduced resulting in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of purchases in the current periods, the effect of which decreased cost of goods sold by approximately $85,000 and $207,000 for the three-month periods ended May 31, 1994 and 1993, respectively.

     The estimated components of inventory stated at lower of LIFO cost or market are:

                                             (In thousands)
                                        May 31,        February 28,
                                          1994              1994

     Raw materials                 $       1,803      $    1,831
     Work in process                       4,953           4,335
     Finished goods                        5,700           5,156
                                   $      12,456      $   11,322

KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

     Progress payments (principally related to long-term contracts and programs) of $945 at May 31, 1994 ($661 at February 28, 1994) have been netted against inventories.


Note 5 - Discontinued Operations

     Effective August 31, 1993, the Company sold its Aluminum Extrusion Division for $10,978,000 which consisted of cash and short term notes of $8,878,000 (all notes were fully collected by December 30, 1993) and a non-cash item of 190,900 shares of Ketema, Inc. common stock which had a market value of $2,100,000. In addition, the Company is entitled to a contractually defined percentage of profits, if any, for the period from September 1, 1993 through December 31, 1996, from the combined aluminum extrusion operations consisting of the divested operation and two of the purchaser's operations. No gain or loss on the sale was recognized since the sales price, net of estimated divestiture expenditures, approximated the division's book value. The remaining assets of the Aluminum Extrusion Division at May 31, 1994 and February 28, 1994 of $676,000 and $992,000,
respectively, consist primarily of accounts receivable and some fixed assets to be disposed of separately. The net assets and operating results of the Aluminum Extrusion Division have been classified as discontinued operations for all periods presented in the consolidated financial statements. Operating results from discontinued operations for the three months ended May 31, 1993 consisted of sales of $8,930,000 and an operating loss before tax of $417,000.


Note 6 - Marketable Securities

     During the first quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for fiscal years beginning after December 15,1993.

     The effects of the adoption of FAS 115 were not material to the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Results of Operations

First Quarter of Fiscal 1995 Compared to the First Quarter of Fiscal 1994

The following comments compare the first quarter of fiscal 1995 to the same period of fiscal 1994. Sales for 1995 were $31.0 million compared to $33.5 million in 1994, a decrease of $2.5 million or 7.5%. Operating income for 1995 was $0.1 million which was $0.9 million less than 1994. The changes in sales and operating income by business group are shown in the following table:

COMPARATIVE SALES AND OPERATING INCOME
(Dollars In Millions)

                                      Sales                         Operating Income
                           Fiscal     Fiscal    Increase        Fiscal   Fiscal   Increase
 Group                      1995       1994     (Decr.)          1995     1994     (Decr.)
 Process                $   14.8   $   14.0   $  0.8           $  1.2  $   1.7    $  (0.5)
 Aerospace                   9.5       12.7     (3.2)             0.0      0.7       (0.7)
 Industrial                  6.4        6.8     (0.4)             0.8      0.8        0.0
 American Innovations, Inc.  0.3        0.0      0.3             (0.2)    (0.4)       0.2
 Corporate Expenses           NA         NA       NA             (1.7)    (1.8)       0.1

 Totals                 $   31.0   $   33.5  $  (2.5)          $  0.1   $  1.0    $  (0.9)


Sales of the Process Group increased $0.8 million or 5.7% to $14.8 million, compared to the prior year. Increases in shipments of heat exchangers and miscellaneous process equipment of $0.6 million each, were partially offset by a decrease in shipments of flow measurement devices of $0.4 million. Operating profit for the Process Group was $1.2 million or a decrease $0.5 million compared to 1994. The increased shipments and somewhat higher margins of heat exchangers favorably impacted operating profits by $0.2 million.
This gain, however, was more than offset by decreased operating profits of $0.3 million resulting from reduced shipments and increased material and marketing costs related to flow measurement devices and an operating profit reduction of $0.4 million related to miscellaneous process equipment, despite an increase in sales, caused by increased marketing costs and reduced margins related to the introduction of new products in the filtration market.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

First Quarter of Fiscal 1995 Compared to the First Quarter of Fiscal 1994
(cont.)

The Aerospace Group recorded sales of $9.5 million in 1995 a decrease of $3.2 million or 25.2% compared to 1994. This decrease was caused mainly by ongoing delays and extensions of aerospace customer requirements related to defense industry cutbacks and softness in the commercial airline business which are expected to continue for some time in the future. In November, 1993, the Company received verbal notification from General Electric
Company ("G.E.") that it intended to transfer, over a several year period, certain of its business to other suppliers because the Company would not honor G.E.'s demand for additional substantial price reductions. G.E. accounted for approximately 28% and 21% of the Company's net sales for fiscal 1994 and the first quarter of fiscal 1995, respectively. While this situation continues to be a concern for the Company, no significant transfers have yet been made and the Company has received new orders from G.E. since the notification. The operating profit of this group decreased $0.7 million compared to 1994. The decrease in sales volume was the major cause of the operating profit decrease. However, $0.2 million of the decrease resulted from a lesser amount of profits related to LIFO inventory liquidation than in the prior year.

The Industrial Group recorded sales of $6.4 million in 1995, a decrease of $0.4 million or 5.9%. Shipments of extruded monofilaments decreased $0.9 million due primarily to the loss of a large specialty monofilament customer in the fourth quarter of fiscal 1994. Recently, however, the Company was notified verbally by this customer that it would resume business with the Company beginning in July as the customer finds the Company's product to be of higher quality. It is not certain at this time what the customer's requirements will be in fiscal 1995. Sales of thermistors and die castings increased $0.1 million and $0.5 million, respectively. Despite the overall reduction in sales, the operating income of the Industrial Group did not change over the prior year. Increased shipments of thermistors and die castings resulted in increases in operating income of $0.1 million and $0.2 million, respectively, offsetting the decreased operating income that was caused by the reduced sales of extruded monofilaments.

American Innovations, Inc., which had no sales last year, reported sales of $0.3 million in 1995. Our efforts to penetrate this market continue to be frustrated by the lengthy buying cycle in the utility industry. Operating losses, consisting primarily of marketing and engineering costs, were $0.2 million in 1995 compared to $0.4 million in 1994.

Corporate expenses were $1.7 million or $0.1 million less than 1994 despite the recognition in the current period of $0.4 million of fees in connection with the pending merger proposal. Reductions in expenses resulted principally from reductions in staff, the discontinuance of the Supplemental Senior Executive Death Benefit Program, and decreased legal and consulting fees.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

First Quarter of Fiscal 1995 Compared to the First Quarter of Fiscal 1994
(cont.)

Other expense, net of other income increased $0.1 million compared to 1994 chiefly as a result of fewer gains on sales of unused capital equipment in 1995. The Company continues to experience a negative interest spread on its nonprepayable (until October 1996) debt position compared to the low interest earned on its almost equal cash and marketable securities position.

Included in the 1994 tax provision was a valuation allowance for certain deferred tax assets related to 1994 losses that were, at that time, expected to be nonrecoverable; such valuation allowance was not required for 1995.

Losses from continuing operations were $0.6 million or 16 cents per share compared to a loss from continuing operations of $0.1 million or 3 cents per share in 1994.

Net loss for the Company was $0.6 million or 16 cents per share this year compared to a net loss of $0.3 million or 9 cents per share in 1994.

Review of Financial Condition

Liquidity and Capital Resources

Working capital at May 31, 1994 amounted to $69.0 million, compared to $67.2 million at February 28, 1994. This increase of $1.8 million was caused, for the most part, by the receipt of $1.6 million of cash surrender value payments on officers' life insurance related to the discontinuance and settlement of the Supplemental Senior Executive Death Benefit Program in
1994. Included in current assets are cash and cash equivalents and marketable securities of $60.0 million at May 31, 1994 and $60.7 million at February 28, 1994 (See note6 for discussion of adoption of FAS 115 regarding marketable
security valuation).   Also included in current assets at May 31, 1994 are net
deferred income tax assets of $3.4 million, the recognition of which is justified by the Company's ability to generate future taxable income through tax planning strategies for inventories which are presently valued on a LIFO basis. The ratio of current assets to current liabilities at May 31, 1994 was 3.17 to 1.

Cash used for operating activities was $0.2 million in 1995 compared to $8.3 million in the prior year. Of the $8.1 million change, $5.1 million resulted from the 1994 funding of an escrow account that was related to the acquisition of Aldan Industrial Machining, Inc. in 1993, which had been recorded as an account payable at the time of acquisition. In addition, $1.6 million of cash was received from the redemption of the cash surrender value on officers' life insurance policies related to the discontinued Supplemental Senior Executive Death Benefit Program. Cash provided by investing activities was $0.1 million for 1995, including $1.0 million of proceeds from the sale of marketable securities reduced by expenditures for plant and equipment of $0.9 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

Liquidity and Capital Resources (cont.)

The Company's overall financial condition remained strong at May 31, 1994, and its liquidity and capital resources were adequate for its operating needs.

On June 21, 1994, the Company entered into an Agreement and Plan of Merger with KTM Holdings Corp. and KTM Acquisition Corp., which corporations had been formed by the American Securities Group. Under the proposal, members of the American Securities Group would acquire all the Common Stock of Ketema not already owned by them at a price of $15.00 per share in cash through the merger of KTM Acquisition Corp. into the Company. The American Securities Group, which beneficially owns approximately 23% of the Company's outstanding stock, including shares issuable upon conversion of Debentures held by the Group, consists of clients of American Securities Partners, L.P. and Hugh H. Williamson, III, the President and Chief Executive Officer of the Company. Four members of the American Securities Group are Directors of the Company. Consummation of the proposed merger is subject to certain conditions, including, among other things, approval of the Merger Agreement by the holders of a majority of the outstanding stock of the Company and funding pursuant to a bank financing commitment.

KETEMA, INC.


PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     a)              Exhibits.

               Exhibit 11 - Computation of Earnings Per Common Share.



     b)              Reports on Form 8-K.

               Current report on Form 8-K filed June 29, 1994 - Item 1(b).

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



July 14, 1994