Form 10-Q
period 1994-08-31
KETEMA INC
filed 1994-10-12
CIK 838224

INDEX

KETEMA, INC.



                                                                        Page
Part I.   Financial Information

Item 1.   Financial Statements (unaudited)
          Consolidated Statements of Operations - Three months and
               six months ended August 31, 1994 and 1993 . . .              3

          Condensed Consolidated Balance Sheets - August 31, 1994
               and February 28, 1994 . . . . . . . . .                      4

          Condensed Consolidated Statements of Cash Flows -
               Six months ended August 31, 1994 and 1993 . . .              5

          Notes to consolidated financial statements .                    6-9

Item 2.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition. . . . . . . . . . .                  10-16


Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders.             17

Item 6.   Exhibits and Reports on Form 8-K . . . . . .                     17


Signatures                                             . . . .             18


Exhibit 11 - Computation of Earnings Per Common Share.                  19-20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


KETEMA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)
(In thousands, except per share data)
                                             Three Months Ended           Six Months Ended
                                                   August 31,                 August 31,
                                              1994           1993         1994        1993
Net sales                                 $  31,571      $  31,913     $ 62,527    $ 65,390
Expenses:
  Cost of sales, excluding depreciation      24,145         23,848       47,853      49,954
  Selling, general and administrative         5,628          5,495       11,456      10,674
  Depreciation                                1,275          1,243        2,564       2,415
                                             31,048         30,586       61,873      63,043
Operating income                                523          1,327          654       2,347
Other income (expense):
  Interest income                               700            597        1,366       1,217
  Interest expense                           (1,564)        (1,640)      (3,186)     (3,263)
  Other, net                                   (265)           118         (272)        224
                                             (1,129)          (925)      (2,092)     (1,822)
Income (loss) from continuing operations
  before income taxes                          (606)           402       (1,438)        525
Benefit from (provision for) income taxes       194           (365)         460        (581)
Income (loss) from continuing operations       (412)            37         (978)        (56)
Discontinued operations, net of income
  taxes                                         --             (55)         --         (305)
Net income (loss)                         $    (412)       $   (18)     $  (978)    $  (361)
Income (loss) per share(a):
  Continuing operations                   $   (0.12)       $  0.01      $ (0.28)    $ (0.02)
  Discontinued operations                       --           (0.01)         --        (0.08)
  Net income (loss)                       $   (0.12)       $  0.00      $ (0.28)    $ (0.10)
Average common shares outstanding             3,490          3,682        3,490       3,683

(a)  The fully diluted earnings per share are not shown since they are antidilutive.

                          See accompanying notes.


KETEMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

                                            August 31,        February 28,
ASSETS                                         1994               1994
Current assets:                             (Unaudited)
  Cash and cash equivalents                  $   2,187         $     961
  Marketable securities                         66,274            59,719
  Receivables                                   20,017            20,445
  Inventories                                   12,812            11,322
  Deferred income taxes                          3,669             2,835
  Net assets of discontinued operations            453               992
  Prepaid expenses and other current assets      2,501             4,311
     Total current assets                      107,913           100,585
Property, plant and equipment, at cost          74,269            73,097
  Less accumulated depreciation                (49,414)          (47,789)
     Net property, plant and equipment          24,855            25,308
Intangibles, net of amortization                12,250            13,396
Deferred income taxes                             --                 173
Other assets                                     2,451             9,511
                                             $ 147,469         $ 148,973
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   7,351        $    7,200
  Accrued employee compensation and benefits     5,388             5,671
  Other accrued liabilities                     15,224            15,692
  Income taxes payable                            --                 309
  Current maturities of long-term debt           4,503             4,505
     Total current liabilities                  32,466            33,377
Long-term debt                                  55,692            55,692
Deferred income taxes                              277              --
Other long-term liabilities                      3,015             2,923
Stockholders' equity                            56,019            56,981
                                             $ 147,469         $ 148,973


                          See accompanying notes.


KETEMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands, except per share data)

                                                                     Six Months Ended
                                                                        August 31,
                                                                   1994           1993*
Cash flow from operating activities:
 Income (loss) from continuing operations                        $  (978)       $   (56)
 Adjustments to reconcile income (loss) from continuing opera-
 tions to net cash provided by (used in) operating activities:
    Depreciation and amortization                                  3,274          3,134
    Deferred income taxes and credits                               (107)           458
    Changes in working capital                                      (161)        (7,245)
    Investing activities included in income (loss) from
       continuing operations                                          40           (186)
    Other                                                             59           (454)*
       Net cash provided by (used in) continuing operations        2,127         (4,349)*
 Loss from discontinued operations                                   --            (305)
 Change in net operating assets of discontinued operations
    and other adjustments                                            539            (54)
       Net cash provided by (used in) operating activities         2,666         (4,708)*
Cash flow from investing activities:
    Capital expenditures - continued operations                   (2,192)        (2,955)
    Capital expenditures - discontinued operations                   --            (348)
    Sale (purchase) of marketable securities                      (6,606)        12,900
    Sale of Pine Street Ltd Partnership                            5,259            --
    Proceeds from sale of other assets                                93            237
    Redemption of cash surrender value on officers' life ins.      1,574            --
    Other                                                            434           (105)
       Net cash provided by (used in) investing activities        (1,438)         9,729
Cash flow from financing activities:
    Principal repayments of loans on officers' life insurance        --            (895)*
    Principal repayments of long-term debt                            (2)           (30)
       Net cash provided by (used in) financing activities            (2)          (925)*
Increase (decrease) in cash and cash equivalents                   1,226          4,096
Cash and cash equivalents, beginning of period                       961          6,303
Cash and cash equivalents, end of period                       $   2,187      $  10,399

*  Restated for reclassification of principal repayments of loans on officers' life insurance from operating activities to financing activities to agree with the treatment in the FY94 10-K.

                          See accompanying notes.


KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1 - Condensed Consolidated Financial Statements

 The accompanying consolidated financial statements are unaudited, but the Company believes that they include all adjustments necessary for fair presentation of the consolidated financial position of the Company at August 31, 1994, the consolidated results of operations for the three-month and six-month periods ended August 31, 1994 and 1993 and the consolidated cash flows for the six-month periods ended August 31, 1994 and 1993.

 Interim results of operations are not necessarily indicative of results for the full year. The consolidated financial statements, which are unaudited and contain condensed disclosures, should be read in conjunction with the consolidated financial statements and related notes in the Company's latest audited financial statements.


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


Note 3 - Income Taxes

 The differences between the federal income tax rate of 34% and the Company's effective tax rate attributable to continuing operations were as follows:

                                                       (In thousands)
                                                  Six months ended August 31,
                                                        1994         1993
Statutory federal tax benefit (provision)             $   488      $  (179)
State income taxes, net of federal income tax benefit      65          (87)
Valuation allowance for deferred tax assets               --          (315)
Other                                                     (93)         --
 Benefit from (provision for) income taxes            $   460      $  (581)

KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


 Components of the Company's deferred tax assets and liabilities as of August 31, 1994 and February 28, 1994 are as follows:
                                                   (In thousands)
                                             August 31,      February 28,
                                                1994             1994
Total deferred tax assets                     $ 8,155           $7,899
Valuation allowance for deferred tax assets    (2,189)          (2,189)
                                                5,966            5,710
Total deferred tax liabilities                 (2,574)          (2,702)
 Net deferred tax assets                      $ 3,392           $3,008

 In addition, income tax refund claims receivable of $1,694,000 included in receivables at February 28, 1994 were collected in March 1994.


Note 4 - Inventories

 Inventories are principally accounted for using the last-in, first-out (LIFO) cost method. If the first-in, first-out (FIFO) method of accounting for inventories had been used by the Company, inventories would have been higher than that reported at August 31, 1994 and February 28, 1994 by $9,614,000 and $9,714,000, respectively. During the six-month periods ended August 31, 1994 and 1993, certain inventories were reduced resulting in the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with the cost of purchases in the current periods, the effect of which decreased cost of goods sold by approximately $204,000 and $186,000 for the three-month periods ended August 31, 1994 and 1993, respectively, and by approximately $289,000 and $389,000 for the six-month periods ended August
31, 1994 and 1993, respectively.

 The estimated components of inventory stated at lower of LIFO cost or market are:

                                                 (In thousands)
                                          August 31,       February 28,
                                             1994              1994

Raw materials                              $ 1,665           $ 1,831
Work in process                              5,663             4,335
Finished goods                               5,484             5,156
                                           $12,812           $11,322

KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Progress payments (principally related to long-term contracts and programs) of $844,000 at August 31, 1994 ($661,000 at February 28, 1994), have been netted against inventories.


Note 5 - Discontinued Operations

 Effective August 31, 1993, the Company sold its Aluminum Extrusion Division for $10,978,000 which consisted of cash and short term notes of $8,878,000 (all notes were fully collected by December 30, 1993) and a non-cash item of 190,900 shares of the Company's common stock which had a market value of $2,100,000. In addition, the Company is entitled to a contractually defined percentage of profits, if any, for the period from September 1, 1993 through December 31, 1996, from the combined aluminum extrusion operations consisting of the divested operation and two of the purchaser's operations. No gain or loss on the sale was recognized since the sales price, net of estimated divestiture expenditures, approximated the division's book value. The remaining assets of the Aluminum Extrusion Division at August 31, 1994 and February 28, 1994 of $453,000 and $992,000, respectively, consist primarily of accounts receivable and some fixed assets to be disposed of separately. The net assets and operating results of the Aluminum Extrusion Division have been classified as discontinued operations for all periods presented in the consolidated financial statements. Operating results from discontinued operations for the three months ended August 31, 1993 consisted of sales of $8,482,000 and an operating loss before tax of $91,000 and for the six months ended August 31, 1993 consisted of sales of $17,412,000 and an operating loss before tax of $508,000.


Note 6 - Marketable Securities

 During the first quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective for fiscal years beginning after December 15, 1993.

 During the second quarter of this fiscal year the Company recorded a write-down of Investments Available for Sale by $213,000. This write down was the result of rising interest rates which, in the opinion of the Company's management, have created a permanent unrealized loss that must be recognized in earnings under FAS 115.

KETEMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At August 31, 1994 the carrying value of the marketable securities was $66,274,000, as follows:

                                                            Carrying
                                                              Value

Held to Maturity, due in one year or less (fair market
       value of $62,227,000)                                $62,235,000

Available for Sale, due in 3 to 20 years, carried at fair
       value                                                  3,986,000

Interest Receivable                                              53,000
       Total carrying value                                 $66,274,000

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Proposed Merger Transaction

On June 21, 1994, the Company entered into an Agreement and Plan of Merger with KTM Holdings Corp. and KTM Acquisition Corp., which corporations had been formed by the American Securities Group. Under the proposal, members of the American Securities Group, together with one or more third party investors, would acquire all the Common Stock of Ketema not already owned by them at a price of $15.00 per share in cash through the merger of KTM Acquisition Corp. into the Company. The American Securities Group, which beneficially owns approximately 23% of the Company's outstanding stock, including shares issuable upon conversion of Debentures and Convertible Voting Preferred Stock held by the Group, consists of clients of American Securities Partners, L.P. and Hugh H. Williamson, III, the President and Chief Executive Officer of the Company.
Four members of the American Securities Group are Directors of the Company. Consummation of the proposed merger is subject to certain conditions, including, among other things, approval of the Merger Agreement by the holders of a majority of the outstanding stock of the Company and funding pursuant to a bank financing commitment. The Company has filed with the Securities and Exchange Commission a preliminary proxy statement and other materials with respect to the proposed merger, and the Company expects to hold a special stockholders' meeting to consider the proposed merger before the end of calendar 1994.

Results of Operations

Second Quarter of Fiscal 1995 Compared to the Second Quarter of Fiscal 1994

The following comments compare the second quarter of fiscal 1995 to the same period of fiscal 1994. Sales for 1995 were $31.6 million compared to $31.9 million in 1994, a decrease of $0.3 million or 0.9%. Operating income for 1995 was $0.5 million which was $0.8 million less than 1994. The changes in sales and operating income by business group are shown in the following table:

COMPARATIVE SALES AND OPERATING INCOME
(Dollars In Millions)

                                        Sales                       Operating Income
                          Fiscal       Fiscal     Increase    Fiscal    Fiscal      Increase
Group                       1995         1994      (Decr.)      1995      1994       (Decr.)
Process                 $   15.1     $   14.8     $  0.3     $   1.3   $   1.6     $  (0.3)
Aerospace                    9.4         10.3       (0.9)        0.1       1.3        (1.2)
Industrial                   7.0          6.7        0.3         0.8       0.7         0.1
American Innovations, Inc.   0.1          0.1        0.0        (0.3)     (0.5)        0.2
Corporate Expenses            NA           NA         NA        (1.4)     (1.8)        0.4
     Totals             $   31.6     $   31.9     $ (0.3)    $   0.5   $   1.3     $  (0.8)


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

Second Quarter of Fiscal 1995 Compared to the Second Quarter of Fiscal 1994 (cont.)

Sales of the Process Group increased $0.3 million or 2.0% to $15.1 million, compared to the prior year. Increases in shipments of heat exchangers and miscellaneous process equipment of $1.3 and $0.1 million, respectively, were partially offset by a decrease in shipments of flow measurement devices of $1.1 million. Much of the decrease in sales of flow measurement devices was the result of reduced shipments of calibration equipment. The increase in heat exchanger sales resulted from improved factory operations; however, the rate of new orders has fallen off in recent months and sales increases are not expected to continue in the third quarter. Operating income for the Process Group was $1.3 million or a decrease of $0.3 million compared to 1994. The increased shipments of heat exchangers favorably impacted operating income by $0.3 million. This gain, however, was more than offset by decreased operating income of $0.4 million resulting from reduced shipments and increased marketing costs related to flow measurement devices. In addition, operating income related to miscellaneous process equipment decreased $0.2 million, despite the small increase in sales, due to increased marketing costs and reduced margins attributable to the introduction of new products in the filtration market.

The Aerospace Group recorded sales of $9.4 million in 1995, a decrease of $0.9 million or 8.7% compared to 1994. This decrease was caused mainly by ongoing delays and extensions of aerospace customer requirements related to defense industry cutbacks and softness in the commercial airline business which are expected to continue for some time in the future. In November 1993 the Company received verbal notification from General Electric Company ("G.E.") that it intended to transfer, over a several year period, certain of its business to other suppliers because the Company would not honor G.E.'s demand for additional substantial price reductions. G.E. accounted for approximately 28% and 22% of the Company's net sales for the full fiscal year 1994 and the second quarter of fiscal 1995, respectively. While this situation continues to be a concern for the Company, no significant transfers have yet been made and the Company has received new orders from G.E. since the notification. The operating income of this group decreased $1.2 million compared to 1994 due to increased production and marketing costs and reduced sales volume.

The Industrial Group recorded sales of $7.0 million in 1995, an increase of $0.3 million or 4.5%. Sales of thermistors and die castings increased $0.4 million each while shipments of extruded monofilaments decreased $0.5 million due primarily to reduced shipments of specialty monofilament used in tire manufacturing. The operating income of the Industrial Group was $0.8 million or an increase of $0.1 over the prior year. Increased shipments of thermistors and die castings increased operating income by $0.1 million each while the decrease in sales of extruded monofilaments reduced operating income by $0.1 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

Second Quarter of Fiscal 1995 Compared to the Second Quarter of Fiscal 1994 (cont.)

American Innovations, Inc., had sales of $0.1 million in 1995, the same as last year. Our efforts to penetrate this market continue to be frustrated by the lengthy buying cycle in the utility industry. Operating losses of $0.3 million, consisting primarily of marketing and engineering costs, were somewhat better than the prior year due to reduced operating costs.

Corporate expenses were $1.4 million or $0.4 million less than 1994 despite the recognition in the current period of $0.2 million of fees paid in connection with the pending merger proposal. Reductions in expenses resulted principally from reductions in compensation, the discontinuance of the Supplemental Senior Executive Death Benefit Program, and decreased consulting fees and travel expenses.

Other expense, net of other income, increased $0.2 million compared to 1994 chiefly as a result of the write down in 1995 of certain securities available for sale in accordance with FAS 115 (See Note 6 to the Financial Statements). The Company continues to experience a negative interest spread on its currently nonprepayable debt position compared to the low interest earned on its almost equal cash and marketable securities position.

Included in the 1994 tax provision was a valuation allowance for certain deferred tax assets related to 1994 losses that were, at that time, expected to be nonrecoverable; such valuation allowance was not required for 1995.

Losses from continuing operations were $0.4 million or 12 cents per share compared to income from continuing operations of less than $0.1 million or 1 cent per share in 1994.

Net loss for the Company was $0.4 million or 12 cents per share this year compared to a breakeven in 1994.

First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal 1994

The following comments compare the first six months of fiscal 1995 to the same period of fiscal 1994. Sales for 1995 were $62.5 million compared to $65.4 million in 1994, a decrease of $2.9 million or 4.4%. Operating income for 1995 was $0.7 million which was $1.7 million less than 1994. The changes in sales and operating income by business group are shown in the following table:

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal 1994 (cont.)

COMPARATIVE SALES AND OPERATING INCOME
(Dollars In Millions)

                                        Sales                          Operating Income
                             Fiscal     Fiscal     Increase     Fiscal    Fiscal     Increase
Group                        1995         1994       (Decr.)     1995       1994       (Decr.)
Process                  $   29.9     $   28.8     $  1.1     $   2.5    $   3.3     $  (0.8)
Aerospace                    18.9         23.0       (4.1)        0.2        2.1        (1.9)
Industrial                   13.4         13.5       (0.1)        1.6        1.6         0.0
American Innovations, Inc     0.3          0.1        0.2        (0.4)      (0.9)        0.5
Corporate Expenses             NA           NA         NA        (3.2)      (3.7)        0.5
     Totals              $   62.5     $   65.4    $  (2.9)     $  0.7     $  2.4     $  (1.7)

Sales of the Process Group increased $1.1 million or 3.8% to $29.9 million compared to the prior year. Increases in shipments of heat exchangers and miscellaneous process equipment of $1.9 and $0.8 million, respectively, were partially offset by a decrease in shipments of flow measurement devices of $1.6 million. Much of the decrease in sales of flow measurement devices is the result of reduced shipments of calibration equipment and airborne instruments. The increase in heat exchanger sales resulted from improved factory operations; however, the rate of new orders has fallen off in recent months and sales increases are not expected to continue in the third quarter. Operating income for the Process Group was $2.5 million or a decrease of $0.8 million compared to 1994. The increased shipments of heat exchangers favorably impacted operating income by $0.6 million. This gain, however, was more than offset by decreased operating income of $0.7 million resulting from reduced shipments and increased marketing costs related to flow measurement devices. In addition, operating income related to miscellaneous process equipment decreased $0.7 million, despite the increase in sales, due to increased marketing costs and reduced margins attributable to the introduction of new products in the filtration market.

The Aerospace Group recorded sales of $18.9 million in 1995, a decrease of $4.1 million or 17.8% compared to 1994. This decrease was caused mainly by ongoing delays and extensions of aerospace customer requirements related to defense industry cutbacks and softness in the commercial airline business which are expected to continue for some time in the future. In November 1993 the Company received verbal notification from General Electric Company ("G.E.") that it intended to transfer, over a several year period, certain of its business to other suppliers because the Company would not honor G.E.'s demand for additional substantial price reductions. G.E. accounted for approximately 28% and 22% of the Company's net sales for the full fiscal year 1994 and the first half of fiscal 1995, respectively. While this situation continues to be a concern for the Company, no significant transfers have yet been made and the

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal 1994 (cont.)

Company has received new orders from G.E. since the notification. The operating income of this group decreased $1.9 million compared to 1994. The reduced sales volume, increased production and marketing costs, and reduced profits related to LIFO inventory liquidation of $0.1 million all contributed to the operating income reduction.

The Industrial Group recorded sales of $13.4 million in 1995, a decrease of $0.1 million or 0.7%. Sales of thermistors and die castings increased $0.5 million and $0.9 million, respectively, while shipments of extruded monofilaments decreased $1.5 million due primarily to reduced shipments of specialty monofilament used in tire manufacturing. The major part of this reduction occurred in the first quarter of this year as the result of the loss of a large specialty monofilament customer in the fourth quarter of fiscal 1994. Late in the first quarter of 1995, however, the customer resumed business with the Company as the customer found the Company's product to be of higher quality. Thus far, the customer's monthly product requirements for 1995 have been
somewhat less than the previous year.   The operating income of the Industrial
Group was $1.6 million which is equal to the prior year. Increased shipments of thermistors and die castings increased operating income by $0.2 million each while the decrease in sales of extruded monofilaments reduced operating income by $0.4 million.

American Innovations, Inc., had sales of $0.3 million in 1995, $0.2 million more than last year. Our efforts to penetrate this market continue to be frustrated by the lengthy buying cycle in the utility industry. Operating losses of $0.4 million, consisting primarily of marketing and engineering costs, were $0.5 million less than the prior year as the result of cost reduction initiatives.

Corporate expenses were $3.2 million or $0.5 million less than 1994 despite the recognition in the current period of $0.6 million of fees paid in connection with the pending merger proposal. Reductions in expenses resulted principally from reductions in compensation, the discontinuance of the Supplemental Senior Executive Death Benefit Program, and decreased consulting fees and travel expenses.

Other expense, net of other income, increased $0.3 million compared to 1994 due to the write down in 1995 of certain securities available for sale in accordance with FAS 115 (See Note 6 to the Financial Statements) and fewer gains on sales of unused capital equipment in 1995. The Company continues to experience a negative interest spread on its currently nonprepayable debt position compared to the low interest earned on its almost equal cash and marketable securities position.

Included in the 1994 tax provision was a valuation allowance for certain deferred tax assets related to 1994 losses that were, at that time, expected to be nonrecoverable; such valuation allowance was not required for 1995.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

First Six Months of Fiscal 1995 Compared to the First Six Months of Fiscal 1994 (cont.)

Losses from continuing operations were $1.0 million or 28 cents per share compared to losses from continuing operations of less than $0.1 million or 2 cents per share in 1994.

Net loss for the Company was $1.0 million or 28 cents per share this year compared to a net loss of $0.4 million or 10 cents a share in 1994.

Review of Financial Condition

Liquidity and Capital Resources

Working capital at August 31, 1994 amounted to $75.4 million, compared to $67.2 million at February 28, 1994. This increase of $8.2 million was caused, for the most part, by two items: the receipt of $1.6 million of cash surrender value payments on officers' life insurance related to the discontinuance and settlement of the Supplemental Senior Executive Death Benefit Program; and the sale of the Company's investment in the Pine Street Ltd. Partnership for $5.3 million in anticipation of the pending merger transaction. Included in current assets are cash and cash equivalents and marketable securities of $68.5 million at August 31, 1994 and $60.7 million at February 28, 1994 (See Note 6 for discussion of adoption of FAS 115 regarding marketable security valuation). Also included in current assets at August 31, 1994 are net deferred income tax assets of $3.7 million, the recognition of which is justified by the Company's ability to generate future taxable income through tax planning strategies for inventories which are presently valued on a LIFO basis. The ratio of current assets to current liabilities at August 31, 1994 was 3.32 to 1.

Cash provided by operating activities was $2.7 million in 1995 compared to $4.7 million of cash used in the prior year. Of the $7.4 million favorable change, $5.1 million resulted from the 1994 funding of an escrow account that was related to the acquisition of Aldan Industrial Machining, Inc. in 1993, which had been recorded as an account payable at the time of acquisition. The balance of the change was primarily related to a decrease in accounts payable in the prior period caused by unusually high year-end balances at February 28, 1993 that did not occur in the current period. Cash used by investing activities was $1.4 million for 1995, an unfavorable change from 1994 of $11.2 million primarily due to an unfavorable swing in investments in marketable securities of $19.5 million between 1994 and 1995, less the following favorable transactions in 1995: the sale of the investment in Pine Street Ltd. Partnership for $5.3 million; a subsequent adjustment of $0.5 million to the Aldan purchase price due to the early settlement of the escrow established related to this acquisition; and the receipt of $1.6 million from the redemption of the cash surrender value on officers' life insurance policies related to the discontinued Supplemental Senior Executive Death Benefit Program. The only significant change in financing activities was a $0.9 million payoff of loans made against the cash surrender value of officers' life insurance

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition (cont.)

Liquidity and Capital Resources (Cont.)

in 1994 with no payoffs made in 1995.

Effective September 30, 1994 members of the American Securities Group converted an aggregate of $6,859,000 principal amount of the Company's Debentures into a total of 440,243 shares of the Company's 7% Cumulative Convertible Voting Preferred Stock.

The Company's overall financial condition remained strong at August 31, 1994, and its liquidity and capital resources were adequate for its operating needs.

KETEMA, INC.

PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

     The following matters were voted upon at the Annual meeting of Stockholders of the Company held on June 30, 1994. The voting information set forth below was certified by Mr. Raymond R. Pacchiana, the Inspector of Elections, at the Company's Annual Meeting.

     Proposal 1. Two Directors nominated were re-elected to the Company's Board of Directors until the Annual Meeting of Stockholders in 1997.

                                                Number of Votes Cast
     Director                               For                   Withheld

     Alan R. Gruber                       3,027,456                85,863
     Elizabeth R. Varet                   3,027,549                85,770

     The Directors whose terms continued after the meeting were Alexander G. Anagnos, William J. Catacosinos, Charles D. Klein and Hugh H. Williamson, III.

     Proposal 2. The proposal to ratify the selection of Ernst & Young as independent auditors of the Company and its subsidiaries for the fiscal year ending February 28, 1995 was adopted as follows:

                                For       Against   Abstain

                             3,090,590     9,642    13,087

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits.

        Exhibit 11 - Computation of Earnings Per Common Share.

     b)  Reports on Form 8-K.

        The Company did not file any reports on Form 8-K during the three months ended August 31, 1994 other than the current report on Form 8-K filed June 29, 1994 - Item 1(b) as already reported in the Company's first quarter 10-Q.

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



October 12, 1994